Form 10-Q
period 1995-06-30
HAWKS INDUSTRIES INC
filed 1995-08-10
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995Commission File Number: 0-5781


                     HAWKS INDUSTRIES, INC.
-----------------------------------------------------------------

     (Exact name of registrant as specified in its charter)


      Delaware                                 83-0211955
---------------------                   -------------------------

(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)


             913 Foster Road, Casper, Wyoming  82601
-----------------------------------------------------------------

            (Address of principal executive offices)



Registrant's telephone number, including area code (307) 234-1593
                                                  --------------------


                       Not Applicable
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                   NO
    ----                    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



       Class                        Outstanding at June 30, 1995
--------------------               ------------------------------

Capital Stock, $.01 par value                26,783,858










                                     INDEX
                                     -----



                                                      PAGE

PART I    FINANCIAL INFORMATION                        3

          Consolidated Balance Sheets
             June 30, 1995 and December 31, 1994       4

          Consolidated Statements of Operations
             Three months and six months ended
             June 30, 1995 and 1994                    5

          Consolidated Statements of Cash Flows
             Six months ended June 30, 1995 and 1994   6

          Notes to Consolidated Financial Statements   7

          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operation                                12

PART II   OTHER INFORMATION                           14










                         PART I: FINANCIAL INFORMATION



The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ending December 31, 1994.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                                    December
                                                      June 30,        31,
                                                        1995          1994
                                                        ----          ----

                                                     (unaudited)
                       ASSETS
                       ------

CURRENT ASSETS
   Cash (including certificates of deposit and other
     short-term investments 1995 $3,000; 1994
     $3,000)                                        $    216,000  $  1,340,000
   Marketable Securities and C.D.                        905,000           -
   Accounts receivable                                   656,000       647,000
   Deferred income tax benefit                            61,000        61,000
   Inventory                                              95,000       121,000
   Costs in excess of billings                            57,000        43,000
   Other current assets                                   38,000        51,000
                                                    ------------  ------------

      Total current assets                             2,028,000     2,263,000
                                                    ------------  ------------

PROPERTY AND EQUIPMENT, net (successful efforts
method)                                                2,413,000     2,405,000
                                                    ------------  ------------

OTHER ASSETS                                             283,000       276,000
                                                    ------------  ------------

                                                    $  4,724,000  $  4,944,000
                                                    ============  ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
   Notes payable                                    $    245,000  $    157,000
   Current maturities of long-term debt                  124,000       150,000
   Accounts payable                                      342,000       387,000
   Accrued liabilities                                   142,000       209,000
   Deferred loss on discontinued operations               70,000       128,000
                                                    ------------  ------------

      Total current liabilities                          923,000     1,031,000
                                                    ------------  ------------

LONG-TERM DEBT                                           707,000       677,000
                                                    ------------  ------------

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, $.01 par value; authorized
        19,940,000
        shares; no shares issued                             -             -
      Common stock, $.01 par value; authorized
        100,000,000 shares; outstanding 1995 -
        26,783,858; 1994 -
        26,322,782 shares                                268,000       263,000
   Capital in excess of par value of common stock      2,752,000     2,727,000
   Retained earnings (deficit) (since elimination of
     deficit at
     December 31, 1988)                                   74,000       246,000
                                                    ------------  ------------

                                                       3,094,000     3,236,000
                                                    ------------  ------------

                                                    $  4,724,000  $  4,944,000
                                                    ============  ============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30,1995 AND 1994
                                  (UNAUDITED)
                                        Three Months Ended                Six Months Ended
                                             June 30,                         June 30,
                                       1995            1994            1995            1994
                                       ----            ----            ----            ----

Operating revenue:
   Oil and gas                   $       48,000  $       28,000  $       96,000  $       74,000
   Environmental                        791,000         618,000       1,302,000       1,048,000
   Gain on sale of assets                    -           (2,000)          1,000           4,000
                                 --------------  --------------  --------------  --------------

                                        839,000         644,000       1,399,000       1,126,000
                                 --------------  --------------  --------------  --------------

Operating expenses:
   Oil and gas                           20,000          17,000          44,000          37,000
   Environmental                        638,000         540,000       1,157,000       1,064,000
   Depreciation, depletion and
     amortization                        55,000          44,000         101,000          84,000
   General and administrative            61,000          36,000          89,000          77,000
                                 --------------  --------------  --------------  --------------

                                        774,000         637,000       1,391,000       1,262,000
                                 --------------  --------------  --------------  --------------

Operating income (loss) from
 continuing operations                   65,000           7,000           8,000        (136,000)
Other income (expense):
   Interest income                       18,000              -           35,000             -
   Interest expense                     (23,000)        (16,000)        (41,000)        (29,000)
                                 --------------  --------------  --------------  --------------

Income (loss) from continuing
 operations before taxes                 60,000          (9,000)          2,000        (165,000)
                                 --------------  --------------  --------------  --------------

Provision for taxes:
   Current                                   -              -               -               -
   Deferred                                  -           (5,000)            -            (9,000)
                                 --------------  --------------  --------------  --------------

                                             -           (5,000)            -            (9,000)
                                 --------------  --------------  --------------  --------------

Income (loss) from continuing
 operations                              60,000          (4,000)          2,000        (156,000)
Discontinued operations                 (86,000)        (58,000)       (174,000)       (128,000)
                                 --------------  --------------  --------------  --------------

Net loss                         $      (26,000) $      (62,000) $     (172,000) $     (284,000)
                                 ==============  ==============  ==============  ==============

Weighted average number of common
 shares outstanding                  26,413,984      26,282,272      26,368,635      26,100,462
                                 --------------  --------------  --------------  --------------

Income (loss) per common share:
   Income (loss) from continuing
     operations                  $          .00  $         (.00) $          .00  $         (.01)
   Discontinued operations                 (.00)           (.00)           (.01)           (.00)
                                 --------------  --------------  --------------  --------------

                                 $         (.00) $         (.00) $         (.01) $         (.01)
                                 ==============  ==============  ==============  ==============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)
                                                                   1995             1994
                                                                   ----             ----

Operating Activities:
   Income (loss) from continuing operations                    $       2,000   $     (156,000)
   Adjustment to reconcile net loss to net cash provided:
       Depreciation, depletion and amortization                      101,000           83,000
       Impairment of non producing oil and gas property                6,000            3,000
       Gain on sale of assets                                         (1,000)          (5,000)
       Changes in operating assets and liabilities:
         Increase in accounts receivable                            (192,000)         (54,000)
         Increase in inventory and other current assets              (10,000)         (86,000)
         Decrease in deferred taxes                                       -            (8,000)
         Increase in deferred loss on discontinued
            operations                                                45,000              -
         Decrease (increase) in accounts payable and
            accrued expenses                                         (64,000)          57,000

                                                                    (113,000)        (166,000)

     Operating cash flow from discontinued operations                (12,000)          23,000
                                                               -------------   --------------

Net cash flow used in operating activities                          (125,000)        (143,000)
                                                               -------------   --------------


Investing activities:
   Purchases of property and equipment                              (227,000)        (371,000)
   Proceeds from sale of properties                                    2,000            8,000
   Increase in other assets                                          (21,000)         (11,000)
   Decrease in note receivable                                            -            77,000
   Increase in marketable securities and certificates of
   deposit                                                          (905,000)             -
                                                               -------------   --------------

                                                                  (1,151,000)        (297,000)
  Investing cash flow from discontinued operations                    30,000          (14,000)
                                                               -------------   --------------

Net cash flow used in investing activities                        (1,121,000)        (311,000)
                                                               -------------   --------------


Financing activities:
   Proceeds from debt obligations incurred                           188,000          317,000
   Reduction of debt obligations                                     (58,000)         (49,000)
   Proceeds from sale of stock                                        30,000              -
                                                               -------------   --------------

                                                                     160,000          268,000

   Financing cash flow from discontinued operations                  (38,000)         118,000
Net cash provided by financing activities                            122,000          386,000
                                                               -------------   --------------

Decrease in cash and cash equivalents                             (1,124,000)         (68,000)
Cash and cash equivalents at beginning of year                     1,340,000          107,000
                                                               -------------   --------------

Cash and cash equivalents at end of year                       $     216,000   $       39,000
                                                               =============   ==============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at June 30, 1995 and December 31, 1994 consists of the following:
                                                         1995          1994
                                                         ----          ----

Nonproducing oil and gas properties, net of
  valuation allowance of $21,000 in 1995 and $21,000
  in 1994                                           $     64,000  $     70,000
Producing oil and gas properties                       1,314,000     1,178,000
Furniture and fixtures                                   421,000       307,000
Transportation equipment                                 250,000       233,000
Buildings and leasehold improvements                     931,000       928,000
Machinery and equipment                                  783,000     1,117,000
Engineering and lab equipment                          1,009,000       946,000
Other                                                    170,000       165,000
                                                    ------------  ------------

                                                       4,942,000     4,944,000
Less accumulated depreciation and depletion            2,529,000     2,539,000
                                                    ------------  ------------

                                                    $  2,413,000  $  2,405,000
                                                    ============  ============


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at June 30, 1995 and December 31, 1994 are as follows:
                                                         1995          1994
                                                         ----          ----

Revolving line of credit $300,000 interest at 6.5%
  due monthly, maturing June 23, 1996,
  collateralized by certificate of deposit.         $    245,000  $    157,000
                                                    ============  ============

Long-Term debt at June 30, 1995 and December 31, 1994 is as follows:
Hawks Industries, Inc.
                                               1995        1994
                                               ----        ----

Mortgage note payable to bank, interest set
  at 3.125% above U.S. Treasury Bill index
  for one year each June 1st, (10.2% at
  June 30, 1995), payable $1,511 per month
  including interest until April 1, 2003,
  collateralized by office building         $  98,000  $  102,000

Mortgage note payable to City of Casper,
  interest at 4%, payable $859 per month
  including interest until June 8, 1998
  then balance due in lump sum,
  collateralized by office building and
  warehouse                                   155,000     157,000

Mortgage notes payable to W.D. Hodges and
  Jim Ferris Properties, interest at 9%
  payable $971 per month until September
  17, 2013, collateralized by building        104,000     105,000

Mortgage note payable to Bank, interest set
  at 2% above prime rate at Bank (11% at
  June 30, 1995) payable $2,203 per month
  including interest until April 28, 2000
  collateralized by oil and gas property       98,000         -

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)
                                               1995        1994
                                               ----        ----

Mortgage note payable to bank, interest set
  at 4% above U.S. Treasury Bill index for
  one year each April 1st, (10.375% at June
  30, 1995) payable $1,635 per month
  including interest until March 22, 2009,
  collateralized by office building           143,000     146,000

Lease payable, Eaton Financial Corporation,
  payable $1,169 per month including
  interest, collateralized by computer
  equipment                                    26,000      32,000
                                            ---------  ----------

                                              624,000     542,000
                                            ---------  ----------


SanTech, Inc.

Note payable, State of Wyoming, interest at
  4%, due in quarterly installments of
  approximately $4,000 including interest
  until May 14, 1998, unsecured                45,000      53,000
                                            ---------  ----------
Hawks Book Company

Note payable, bank, due in monthly
  installments of approximately $7,580
  including interest until April 10, 1995,
  collateralized by equipment                     -        24,000
                                            ---------  ----------


Western Environmental Services and Testing, Inc.

Installment loans payable, due at various
  times from May 1994 to November 1996,
  interest rates from 8% to 10%, secured by
  equipment                                   162,000     208,000
                                            ---------  ----------

                                              831,000     827,000
Less current maturities                       124,000     150,000
                                            ---------  ----------

                                            $ 707,000  $  677,000
                                            =========  ==========

Aggregate maturities of long-term debt are as follows:
1995           $  61,000
1996             127,000
1997              94,000
1998             220,000
1999              62,000
Thereafter       267,000
               ---------
               $ 831,000
               =========

Actual cash payments for interest during the periods ended June 30, 1995 and 1994 were $43,000 and $50,000 respectively.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Financial Information Relating to Industry Segments
                                                        1995          1994
                                                        ----          ----

Sales to unaffiliated customers:
   Oil and gas industry                             $     97,000  $     78,000
   Environmental testing and management industry       1,302,000     1,048,000
                                                    $  1,399,000  $  1,126,000
                                                    ============  ============

  Discontinued operations                           $    122,000  $    840,000
                                                    ============  ============

Operating profit or (loss):
   Oil and gas industry                             $    (23,000) $     (4,000)
   Environmental testing and management industry          95,000       (60,000)
   Corporate eliminations                                (64,000)      (72,000)
                                                    ------------  ------------

                                                    $      8,000  $   (136,000)
                                                    ============  ============

   Discontinued operations                          $   (176,000) $   (106,000)
                                                    ============  ============

Identifiable assets:
   Oil and gas industry                             $    616,000  $    528,000
   Environmental testing and management industry       1,111,000       967,000
   Corporate assets                                    2,449,000     1,182,000
   Discontinued operations                               548,000     1,820,000
                                                    ------------  ------------

                                                    $  4,724,000  $  4,497,000
                                                    ============  ============

Capital expenditures:
   Oil and gas industry                             $    136,000  $     16,000
   Environmental testing and management industry          91,000       195,000
   Other capital expenditures                                -         160,000
   Discontinued operations                                 1,000        14,000
                                                    ------------  ------------

                                                    $    228,000  $    385,000
                                                    ============  ============

Depreciation, depletion and amortization:
   Oil and gas industry                             $     26,000  $     12,000
   Environmental testing and management industry          49,000        45,000
   Other depreciation, depletion and amortization         32,000        31,000
                                                    ------------  ------------

                                                    $    107,000  $     88,000
                                                    ============  ============

   Discontinued operations                          $     41,000  $     77,000
                                                    ============  ============


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.  Discontinued Operations

     On December 23, 1994, the Company adopted a formal plan to sell its publishing segment for $1,800,000.  The disposal date for a substantial portion of the operations was December 23, 1994.  Assets and liabilities of the publishing segment sold consisted of the following.
     Accounts receivable            $    130,000
     Inventory                           293,000
     Other current assets                205,000
     Property and equipment               20,000
     Book masters and copyright           50,000
                                    ------------

     Other assets                   $    698,000
                                    ============

     In 1994, the Company had a net gain on the sale of the publishing segment in the amount of $683,000. The gain was netted against a provision for estimated losses of $44,000 on the disposal of the remaining assets, a provision of $129,000 for expected operating losses during the phase-out period from December 23, 1994 through September 30, 1995 and a deferred tax provision of $350,000.

     On December 23, 1994, the Company adopted a formal plan to sell its navigational products segment. A portion of the product line was sold in conjunction with the disposal of the publishing segment on December 23, 1994. The anticipated final disposal date is approximately September 30, 1995. The assets of the navigational products segment to be sold piece meal consist primarily of inventory and property and equipment.

     On December 23, 1994, the Company adopted a formal plan to sell its printing segment. The anticipated disposal date is approximately September 30, 1995. The assets of the printing products segment to be sold as an operating unit, consist primarily of inventory and property and equipment.

     On December 31, 1994, the Company adopted a formal plan to dispose of its environmental assembly segment. The disposal was completed on December 31, 1994 with disposition of equipment at a net loss of $4,000 and by transferring remaining miscellaneous equipment to the environmental testing segment.

     Net assets to be disposed of for the discontinued segments on the balance sheets at June 30, 1995 and 1994 are as follows:
                                                                   1995             1994
                                                                   ----             ----

     Accounts receivable                                     $        30,000   $      213,000
     Inventory                                                        95,000          795,000
     Other current assets                                              9,000           31,000
     Property and equipment                                          411,000          682,000
     Book masters and copyright                                          -             70,000
     Other assets                                                        -              3,000
                                                             ---------------   --------------     ------

       Total assets                                          $       545,000   $    1,794,000
                                                             ===============   ==============



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.  Discontinued Operations (cont.)

     Assets are shown at their expected net realizable values.

     Operating results of the publishing, navigational products, printing, and environmental assembly segments for the period prior to disposal are shown separately in the accompanying consolidated income statement. The consolidated income statement for 1994 has been restated and operating results of the discontinued segments are also shown separately.

     Net sales of the discontinued segments for 1995 and 1994 were as follows:
                                              1995        1994
                                              ----        ----

     Publishing                            $   10,000  $  692,000
     Navigational products                     47,000      71,000
     Printing                                  65,000      72,000
     Environmental assembly                       -         4,000
                                           ----------  ----------

                                           $  122,000  $  839,000
                                           ==========  ==========

     These amounts are not included in net sales in the accompanying consolidated statements of operations.



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------


As of the date of this report the Company has working capital of $1,105,000 which is deemed adequate for all transactions due in the normal course of business. Working capital declined $171,000 during the first quarter of 1995, primarily due to the purchase of a producing oil property and increased $44,000 during the second quarter of 1995 due primarily to increased positive results from operations.

The Company continues to negotiate for the sale of the remaining assets of its aviation related companies and its printing company. Closing dates on a sale of the printing company have been extended to mid August. It is still expected, however, that the Company realize nearly $250,000 from the proceeds of this transaction. In addition, one large piece of equipment not included in the sale will be sold for approximately $75,000 to $80,000.

It is expected that $90,000 of proceeds will be received from the sale of the SanTech navigational supplies business. It is further anticipated that the Company will lease or sell its facilities at 6WN Road in Casper, sometime during the fiscal year 1995. In either case, operating results will improve and sources of capital will be provided.

The following information is provided for the six month period ending June 30,
1995 and year ending December 31, 1994.
                                                         1995          1994
                                                         ----          ----

Working capital                                     $  1,105,000  $  1,232,000

Working capital ratio                                   2.2:1         2.2:1

Long-term debt to equity                                1:4.4         1:4.8

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Results of Operations:
---------------------


In the second quarter of 1995, the Company reported a loss of $26,000 as opposed to a $62,000 in 1994. However, The Company reported a gain from continuing operations of $60,000 and a loss from discontinued operations of $86,000 for the second quarter. The loss from discontinued operations reflects the ongoing losses from the printing company, the sale of excess furniture and fixtures and certain overhead expenses necessary to windup the aviation businesses, and the aviation business's share of the financial audit for calendar year ended December 31, 1994.

Oil and Gas:

Oil and gas revenues were $48,000 for the quarter as opposed to $28,000 for the second quarter of 1994; bringing total oil and gas revenues for 1995 to $96,000 as opposed to $74,000 for 1994. Oil and gas expenditures were $20,000 for the quarter, only slightly up from the $17,000 of the second quarter 1994 and were $44,000 for the first six months of 1995 as compared to $37,000 for the first half of 1994. This increased profitability from oil and gas operations reflects the purchase of certain producing overriding royalty properties in the first half of 1995.

Environmental Engineering :

Environmental engineering revenues have increased from $618,000 in 1994 to $791,000 in 1995 for the second quarter reporting period. This brings total revenues to $1,302,000 in 1995 compared to $1,048,000 in 1994. This increase of $173,000 for the quarter and $254,000 for the first six months are attributable to increased demand for the Company's services and the establishment of several ongoing environmental engineering jobs.

Similarly, environmental expenses increased from $540,000 to $638,000 for the quarter and from $1,064,000 to $1,157,000 for the six months ending June 30, 1994 and 1995 respectively.

Additional Information:

The Company had depreciation, depletion and amortization of $55,000 in the second quarter as compared to $44,000 for the second quarter of 1994. It is estimated that depreciation and depletion will remain at approximately $50,000 per quarter for the foreseeable future.

General and administrative costs were only $61,000 for the quarter as opposed to $36,000 in 1994. This brings the six month total to $89,000 as opposed to $77,000 in 1994. General and administrative costs showed increases almost exclusively from the absorption of certain overhead costs which were previously paid by the aviation business and which were unable to be eliminated after the sale of that company. General and administrative costs will remain constant for the foreseeable future with the possible exception of a reduction in the carrying cost of buildings when the facility at 6WN Road in Casper is sold, hopefully sometime later in 1995.

Interest expense was $23,000 for the quarter and $41,000 for the six months ending June 30, 1995 compared to $16,000 and $29,000 for the quarter and six months ending in June 30, 1994. It is estimated that interest expense will decrease gradually over the remainder of 1995, as short term debt is repaid and the borrowing base upon which interest is calculated is reduced.

Income taxes:

Although the Company has significant net operating loss carryforwards, investment tax credit carryforwards, and other carryforward items, and accordingly will not be liable for ordinary income tax, the Company may be liable for corporate alternative minimum tax. Therefore a provision for alternative minimum tax may be made during the year. As of the end of the second quarter no such provision was necessary.

In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, deferred taxes will be provided in accordance with Financial Accounting
Statement No. 109.   As of the second quarter 1995 no such income tax provision was necessary.
                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b)  None
                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                HAWKS INDUSTRIES, INC.
                                (Registrant)

Date:   August 8, 1995          By:     Joseph J. McQuade
                                        ------------------------------------
                                        Joseph J. McQuade, President and
                                        Chief Executive Officer

Date:   August 8, 1995          By:     Bill Ukele
                                        ------------------------------------
                                        Bill Ukele, Controller and
                                        Chief Financial Officer