Form 10-Q
period 1995-09-30
HAWKS INDUSTRIES INC
filed 1995-11-14
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995Commission File Number: 0-5781


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

YES  X                   NO
    ----                    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



       Class                       Outstanding at September 30, 1995
--------------------               -----------------------------------

Capital Stock, $.01 par value                26,783,858










                                     INDEX
                                     -----



                                                      PAGE

PART I    FINANCIAL INFORMATION                        3

          Consolidated Balance Sheets
             September 30, 1995 and December 31, 1994  4

          Consolidated Statements of Operations
             Three months and nine months ended
             September 30, 1995 and 1994               5

          Consolidated Statements of Cash Flows
             Nine months ended September 30, 1995
             and 1994                                  6

          Notes to Consolidated Financial Statements   7

          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operation                                12


PART II   OTHER INFORMATION                           15










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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                      September     December
                                                         30,          31,
                                                        1995          1994
                                                        ----          ----

                                                     (unaudited)

                       ASSETS
                       ------

CURRENT ASSETS
   Cash (including certificates of deposit and other
     short-term investments 1995 $127,000; 1994
     $3,000)                                        $    294,000  $  1,340,000
   Marketable Securities and C.D.                        795,000           -
   Accounts receivable                                   674,000       647,000
   Note receivable                                         3,000           -
   Deferred income tax benefit                            61,000        61,000
   Inventory                                              54,000       121,000
   Costs in excess of billings                            46,000        43,000
   Other current assets                                   40,000        51,000
                                                    ------------  ------------

      Total current assets                             1,967,000     2,263,000
                                                    ------------  ------------

PROPERTY AND EQUIPMENT, net (successful efforts
method)                                                1,923,000     2,405,000
                                                    ------------  ------------

OTHER ASSETS                                             386,000       276,000
                                                    ------------  ------------

                                                    $  4,276,000  $  4,944,000
                                                    ============  ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
   Notes payable                                    $    270,000  $    157,000
   Current maturities of long-term debt                  101,000       150,000
   Accounts payable                                      203,000       387,000
   Accrued liabilities                                    96,000       209,000
   Deferred loss on discontinued operations               60,000       128,000
                                                    ------------  ------------

      Total current liabilities                          730,000     1,031,000
                                                    ------------  ------------

LONG-TERM DEBT                                           515,000       677,000
                                                    ------------  ------------

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, $.01 par value; authorized
        19,940,000
        shares; no shares issued                             -             -
      Common stock, $.01 par value; authorized
        100,000,000 shares; outstanding 1995 -
        26,783,858; 1994 -
        26,322,782 shares                                268,000       263,000
   Capital in excess of par value of common stock      2,752,000     2,727,000
   Retained earnings (deficit) (since elimination of
     deficit at
     December 31, 1988)                                   11,000       246,000
                                                    ------------  ------------

                                                       3,031,000     3,236,000
                                                    ------------  ------------

                                                    $  4,276,000  $  4,944,000
                                                    ============  ============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,1995 AND 1994
                                  (UNAUDITED)
                                      Three Months Ended              Nine Months Ended
                                        September 30,                   September 30,
                                     1995           1994            1995            1994
                                     ----           ----            ----            ----

Operating revenue:
   Oil and gas                  $       46,000  $      30,000  $      142,000  $      104,000
   Environmental                       988,000        616,000       2,290,000       1,664,000
   Gain (loss) on sale of
   assets                              (18,000)         2,000         (17,000)          6,000
                                --------------  -------------  --------------  --------------
                                     1,016,000        648,000       2,415,000       1,774,000
                                --------------  -------------  --------------  --------------

Operating expenses:
   Oil and gas                          30,000         19,000          74,000          56,000
   Environmental                       825,000        658,000       1,982,000       1,722,000
   Depreciation, depletion and
     amortization                       49,000         47,000         150,000         131,000
   General and administrative           69,000         27,000         158,000         104,000
                                --------------  -------------  --------------  --------------

                                       973,000        751,000       2,364,000       2,013,000
                                --------------  -------------  --------------  --------------

Operating income (loss) from
 continuing operations                  43,000       (103,000)         51,000        (239,000)
Other income (expense):
   Interest income                      16,000          1,000          51,000           1,000
   Interest expense                    (19,000)       (19,000)        (60,000)        (48,000)
   Capital gains                        42,000             -           42,000             -
                                --------------  -------------  --------------  --------------

Income (loss) from continuing
 operations before taxes                82,000       (121,000)         84,000        (286,000)
                                --------------  -------------  --------------  --------------

Provision for taxes:
   Current                                 -               -              -               -
   Deferred                                -           (3,000)            -           (12,000)
                                --------------  -------------  --------------  --------------
                                           -           (3,000)            -           (12,000)
                                --------------  -------------  --------------  --------------

Income (loss) from continuing
 operations                             82,000       (118,000)         84,000        (274,000)
Discontinued operations               (145,000)        88,000        (319,000)        (40,000)
                                --------------  -------------  --------------  --------------

Net loss                        $      (63,000) $     (30,000) $     (235,000) $     (314,000)
                                ==============  =============  ==============  ==============

Weighted average number of
 common shares outstanding          26,783,858     26,282,782      26,508,564      26,161,903
                                ==============  =============  ==============  ==============


Income (loss) per common share:
   Income (loss) from
     continuing operations      $          .00  $        (.00) $          .00  $         (.01)
   Discontinued operations                (.00)           .00            (.01)           (.00)
                                --------------  -------------  --------------  --------------

                                $         (.00) $        (.00) $         (.01) $         (.01)
                                ==============  =============  ==============  ==============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                                                                   1995             1994
                                                                   ----             ----

Operating Activities:
   Income (loss) from continuing operations                    $      84,000   $     (274,000)
   Adjustment to reconcile net income (loss) to net cash
   provided:
       Depreciation, depletion and amortization                      150,000          131,000
       Impairment of non producing oil and gas property
                                                                      10,000            7,000
       (Gain) loss on sale of assets                                  17,000           (6,000)
       Changes in operating assets and liabilities:
         Increase in accounts receivable                            (227,000)         (41,000)
         Increase in inventory and other current assets
                                                                      (3,000)         (54,000)
         Decrease in deferred taxes                                       -           (13,000)
         Increase in deferred loss on discontinued
            operations                                                 1,000              -
         Decrease (increase) in accounts payable and
            accrued expenses                                        (118,000)         160,000
                                                               -------------   --------------
                                                                     (86,000)         (90,000)
     Operating cash flow from discontinued operations                (90,000)         104,000
                                                               -------------   --------------
Net cash flow provided by (used in) operating activities            (176,000)          14,000
                                                               -------------   --------------

Investing activities:
   Purchases of property and equipment                              (305,000)        (469,000)
   Proceeds from sale of properties                                  163,000            8,000
   Increase in other assets                                          (52,000)          (9,000)
   Decrease in note receivable                                            -            91,000
   Increase in marketable securities and certificates of
   deposit                                                          (795,000)             -
                                                               -------------   --------------
                                                                    (989,000)        (379,000)

  Investing cash flow from discontinued operations                   187,000           (7,000)
                                                               -------------   --------------
Net cash flow used in investing activities                          (802,000)        (386,000)
                                                               -------------   --------------

Financing activities:
   Proceeds from debt obligations incurred                           222,000          317,000
   Reduction of debt obligations                                    (285,000)         (91,000)
   Proceeds from sale of stock                                        30,000              -
                                                               -------------   --------------
                                                                     (33,000)         226,000
   Financing cash flow from discontinued operations                  (35,000)          60,000
                                                               -------------   --------------
Net cash provided by (used in) financing activities                  (68,000)         286,000
                                                               -------------   --------------
Decrease in cash and cash equivalents                             (1,046,000)         (86,000)
Cash and cash equivalents at beginning of year                     1,340,000          107,000
                                                               -------------   --------------
Cash and cash equivalents at end of year                       $     294,000   $       21,000
                                                               =============   ==============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at September 30, 1995 and December 31, 1994 consists of the following:
                                                         1995          1994
                                                         ----          ----

Nonproducing oil and gas properties, net of
  valuation allowance of $16,000 in 1995 and $21,000$     60,000  $     70,000
  in 1994
Producing oil and gas properties                       1,317,000     1,178,000
Furniture and fixtures                                   407,000       307,000
Transportation equipment                                 258,000       233,000
Buildings and leasehold improvements                     808,000       928,000
Machinery and equipment                                  182,000     1,117,000
Engineering and lab equipment                            962,000       946,000
Other                                                    160,000       165,000
                                                    ------------  ------------

                                                       4,154,000     4,944,000
Less accumulated depreciation and depletion            2,231,000     2,539,000
                                                    ------------  ------------

                                                    $  1,923,000  $  2,405,000
                                                    ============  ============


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at September 30, 1995 and December 31, 1994 are as follows:
                                               1995        1994
                                               ----        ----

Revolving line of credit $300,000 interest
  at 6.5% due monthly, maturing June 23,
  1996, collateralized by certificate of
  deposit.                                  $ 270,000  $  157,000
                                            =========  ==========

Long-Term debt at September 30, 1995 and December 31, 1994 is as follows:
Hawks Industries, Inc.
                                               1995        1994
                                               ----        ----

Mortgage note payable to bank, interest set
  at 3.125% above U.S. Treasury Bill index
  for one year each June 1st, (10.2% at
  September 30, 1995), payable $1,511 per
  month including interest until April 1,
  2003, collateralized by office building   $  95,000  $  102,000

Mortgage note payable to City of Casper,
  interest at 4%, payable $859 per month
  including interest until June 8, 1998
  then balance due in lump sum,
  collateralized by office building and
  warehouse                                   154,000     157,000

Mortgage notes payable to W.D. Hodges and
  Jim Ferris Properties, interest at 9%
  payable $971 per month until September
  17, 2013, collateralized by building        104,000     105,000


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)
                                               1995        1994
                                               ----        ----


Mortgage note payable to bank, interest set
  at 4% above U.S. Treasury Bill index for
  one year each April 1st, (10.375% at
  September 30, 1995) payable $1,635 per
  month including interest until March 22,
  2009, collateralized by office building     114,000     146,000

Lease payable, Eaton Financial Corporation,
  payable $1,169 per month including
  interest, collateralized by computer
  equipment                                    23,000      32,000
                                            ---------  ----------
                                              490,000     542,000
                                            ---------  ----------


SanTech, Inc.

Note payable, State of Wyoming, interest at
  4%, due in quarterly installments of
  approximately $4,000 including interest
  until May 14, 1998, unsecured                42,000      53,000
                                            ---------  ----------

Hawks Book Company

Note payable, bank, due in monthly
  installments of approximately $7,580
  including interest until April 10, 1995,
  collateralized by equipment                      -       24,000
                                            ---------  ----------

Western Environmental Services and Testing, Inc.

Installment loans payable, due at various
  times from September 1996 to June 1999,
  interest rates from 7% to 10.5%, secured
  by equipment                                 84,000     208,000
                                            ---------  ----------
                                              616,000     827,000
Less current maturities                       101,000     150,000
                                            ---------  ----------
                                            $ 515,000  $  677,000
                                            =========  ==========

Aggregate maturities of long-term debt are as follows:
1995           $  24,000
1996              99,000
1997              64,000
1998             184,000
1999              30,000
Thereafter       215,000
               ---------
               $ 616,000
               =========

Actual cash payments for interest during the periods ended September 30, 1995 and 1994 were $63,000 and $81,000 respectively.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Financial Information Relating to Industry Segments
                                                        1995          1994
                                                        ----          ----

Sales to unaffiliated customers:
   Oil and gas industry                             $    151,000  $    110,000
   Environmental testing and management industry       2,264,000     1,664,000
                                                    ------------  ------------
                                                    $  2,415,000  $  1,774,000
                                                    ============  ============
  Discontinued operations                           $    165,000  $  1,405,000
                                                    ============  ============

Operating profit or (loss):
   Oil and gas industry                             $    (74,000) $    (12,000)
   Environmental testing and management industry         206,000      (132,000)
   Corporate eliminations                                (81,000)      (95,000)
                                                    ------------  ------------
                                                    $     51,000  $   (239,000)
                                                    ============  ============
   Discontinued operations                          $   (319,000) $    (14,000)
                                                    ============  ============

Identifiable assets:
   Oil and gas industry                             $    605,000  $    529,000
   Environmental testing and management industry       1,232,000       991,000
   Corporate assets                                    2,275,000     1,315,000
   Discontinued operations                               164,000     1,785,000
                                                    ------------  ------------
                                                    $  4,276,000  $  4,620,000
                                                    ============  ============

Capital expenditures:
   Oil and gas industry                             $    139,000  $     25,000
   Environmental testing and management industry         162,000       284,000
   Other capital expenditures                              4,000        18,000
   Discontinued operations                                 1,000       160,000
                                                    ------------  ------------
                                                    $    306,000  $    487,000
                                                    ============  ============

Depreciation, depletion and amortization:
   Oil and gas industry                             $     39,000  $     20,000
   Environmental testing and management industry          76,000        73,000
   Other depreciation, depletion and amortization         45,000        45,000
                                                    ------------  ------------
                                                    $    160,000  $    138,000
                                                    ============  ============
   Discontinued operations                          $     60,000  $    118,000
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
     Accounts receivable      $  130,000
     Inventory                   293,000
     Other current assets        205,000
     Property and equipment       20,000
     Book masters and
       copyright                  50,000
                              ----------
                              $  698,000
                              ==========

     In 1994, the Company had a net gain on the sale of the publishing segment in the amount of $683,000. The gain was netted against a provision for estimated losses of $44,000 on the disposal of the remaining assets, a provision of $129,000 for expected operating losses during the phase-out period from December 23, 1994 through September 30, 1995 and a deferred tax provision of $350,000.

     On December 23, 1994, the Company adopted a formal plan to sell its navigational products segment. A portion of the product line was sold in conjunction with the disposal of the publishing segment on December 23, 1994. The anticipated final disposal date is approximately December 31, 1995. The assets of the navigational products segment to be sold piece meal consist primarily of inventory and property and equipment.

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

     Net assets to be disposed of for the discontinued segments on the balance sheets at September 30, 1995 and 1994 are as follows:
                                                       1995           1994
                                                       ----           ----

     Accounts receivable                           $     15,000   $    267,000
     Inventory                                           54,000        716,000
     Other current assets                                 2,000         20,000
     Property and equipment                              57,000        674,000
     Book masters and copyright                              -          60,000
     Other assets                                         1,000          2,000
                                                   ------------   ------------
       Total assets                                $    129,000    $  1,739,000
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

     Net sales of the discontinued segments for 1995 and 1994 were as follows:
                                                                   1995             1994
                                                                   ----             ----

     Publishing                                              $        14,000   $    1,174,000
     Navigational products                                            70,000          121,000
     Printing                                                         81,000           95,000
     Environmental assembly                                              -              4,000
                                                             ---------------   --------------
                                                             $       165,000   $    1,394,000
                                                             ===============   ==============

     These amounts are not included in net sales in the accompanying consolidated statements of operations.



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------


As of the date of this report the Company has working capital of $1,237,000 which is deemed adequate for all transactions due in the normal course of business. Working capital declined $171,000 during the first quarter of 1995, primarily due to the purchase of a producing oil property and increased $44,000 during the second quarter of 1995 due primarily to increased positive results from operations and $132,000 in the third quarter due to continued favorable operating results and the sale of the Company's printing assets.
The Company continues to negotiate for the sale of the remaining assets of its aviation related companies and its printing company. It is still expected that the Company realize nearly $50,000 from these sales proceeds. In addition, one large piece of printing equipment not included in the sale, will be sold for approximately $75,000 to $80,000.

It is further anticipated that the Company will lease or sell its facilities at 6WN Road in Casper sometime during the fiscal year 1995. In either case, operating results will improve and sources of capital will be provided.

The following information is provided for the nine month period ending September
30, 1995 and year ending December 31, 1994.
                                                         1995          1994
                                                         ----          ----

Working capital                                     $  1,237,000  $  1,232,000

Working capital ratio                                   2.7:1         2.2:1

Long-term debt to equity                                1:5.9         1:4.8

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Results of Operations:
---------------------


In the third quarter of 1995, the Company reported a loss of $63,000 as opposed to a $30,000 in 1994. However, The Company reported a gain from continuing operations of $82,000 and a loss from discontinued operations of $145,000 for the third quarter. The loss from discontinued operations reflects the loss from the printing company.

Oil and Gas:

Oil and gas revenues were $46,000 for the quarter as opposed to $30,000 for the third quarter of 1994; bringing total oil and gas revenues for 1995 to $142,000 as opposed to $104,000 for 1994. Oil and gas expenditures were $30,000 for the quarter, up from the $19,000 of the third quarter 1994 and were $74,000 for the first nine months of 1995 as compared to $56,000 for the first nine months of 1994. This increased profitability from oil and gas operations reflects the purchase of certain producing overriding royalty properties in the first half of 1995.

Environmental Engineering :

Environmental engineering revenues have increased from $616,000 in 1994 to $988,000 in 1995 for the third quarter reporting period. This brings total revenues to $2,290,000 in 1995 compared to $1,664,000 in 1994. This increase of $372,000 for the quarter and $626,000 for the first nine months are attributable to increased demand for the Company's services and the establishment of several ongoing environmental engineering jobs.

Similarly, environmental expenses increased from $658,000 to $825,000 for the quarter and from $1,722,000 to $1,982,000 for the nine months ending September 30, 1994 and 1995 respectively.

Additional Information:

The Company had depreciation, depletion and amortization of $49,000 in the third quarter as compared to $47,000 for the third quarter of 1994. It is estimated that depreciation and depletion will remain at approximately $50,000 per quarter for the foreseeable future.

General and administrative costs were only $69,000 for the quarter as opposed to $27,000 in 1994. This brings the nine month total to $158,000 as opposed to $104,000 in 1994. General and administrative costs showed increases almost exclusively from the absorption of certain overhead costs which were previously paid by the aviation business and which were unable to be eliminated after the sale of that company. General and administrative costs will remain constant for the foreseeable future with the possible exception of a reduction in the carrying cost of buildings when the facility at 6WN Road in Casper is sold, hopefully sometime later in 1995.

Interest expense was $19,000 for the quarter and $60,000 for the nine months ending September 30, 1995 compared to $19,000 and $48,000 for the quarter and nine months ending in September 30, 1994. It is estimated that interest expense will decrease gradually over the remainder of 1995, as short term debt is repaid and the borrowing base upon which interest is calculated is reduced.



Income taxes:

Although the Company has significant net operating loss carryforwards, investment tax credit carryforwards, and other carryforward items, and accordingly will not be liable for ordinary income tax, the Company may be liable for corporate alternative minimum tax. Therefore a provision for alternative minimum tax may be made during the year. As of the end of the third quarter no such provision was necessary.

In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, deferred taxes will be provided in accordance with Financial Accounting
Statement No. 109.   As of the third quarter 1995 no such income tax provision
was necessary.
                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b)  None
                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                HAWKS INDUSTRIES, INC.
                                (Registrant)
Date:   November 13, 1995       By:     Joseph J. McQuade
                                        ------------------------------------
                                        Joseph J. McQuade, President and
                                        Chief Executive Officer

Date:   November 13, 1995       By:     Bill Ukele
                                        ------------------------------------
                                        Bill Ukele, Controller and
                                        Chief Financial Officer