Form 10-K
period 1995-12-31
HAWKS INDUSTRIES INC
filed 1996-03-28
CIK 15678

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-K

           [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                                       or
           [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                  For the fiscal year ended December 31, 1995


                         Commission file number 0-5781

                     HAWKS INDUSTRIES, INC.
               -----------------------------------

                  (Exact Name of Registrant as specified in its charter)


      Delaware                                    83-0211955
---------------------                     -----------------------

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

913 Foster Road, Casper, Wyoming                            82601
---------------------------------                      ---------------

(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (307) 234-1593
----------------------------------------------------------------------


Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X       No
                                        -----


The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of the Common Stock, $.01 Par Value, on March 6, 1996 was $3,279,390.

As of March 6, 1996, Registrant had 26,788,858 shares of Common Stock, $.01 Par Value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Materials to be filed pursuant to Regulation 14 C into Part
III.

Annual Report Pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1994, Form 10-K, dated April 13, 1995, filed April 13, 1995 into Part IV.


                                    PART I.

ITEM 1 - BUSINESS

History - General
-----------------

Except where the context otherwise requires, the term "the Company", as used in this Report, refers to the Registrant and its subsidiaries.

The Company was incorporated on March 19, 1971 and through mid-1986 was solely engaged in the business of oil and gas exploration, development and production, and conducted its operations primarily in the Rocky Mountain region of the United States.

In February, 1986, when the price of crude oil on the futures and spot markets dropped below $12 per barrel, management determined that until such time as the price of crude oil stabilized in the world markets and returned to higher levels, exploration funds from industry and private investors would be further curtailed and that economics, except in selected instances, would not justify the drilling of further exploratory and development wells in the Rocky Mountain area.

Consequently, the Company ceased the drilling of development wells on its properties, the drilling of exploratory wells under which it would share in the cost, and drastically reduced its exploration staff. Since that time the Company has participated in one exploratory well and one development well. The Company does not anticipate any significant development drilling on its properties. In mid 1992, the Company further de-emphasized its oil and gas activities and determined to restrict their oil and gas business to buying and selling of producing properties. In conjunction with this decision, the Company sold most of the oil and gas interests wherein it acted as operator and reduced technical staff accordingly.

In 1986, due to the instability in the oil and gas industry a program of diversification was commenced and the Company acquired a controlling interest in International Aviation Publishers, Inc., ("IAP"), a publishing company, and in a light manufacturing facility, SanTech, Inc., ("SanTech"), funded partially by the State of Wyoming and by local government grants and assistance. That diversification was highly successful and International Aviation Publishers grew to be a source of steady cash flow and profitability for the Company.

In 1992, in a continuing mode of diversification, the Company acquired 100% of the outstanding shares of Western Environmental Services & Testing, Inc. ("W.E.S.T."), a privately held environmental testing and consulting firm.

In 1993, due to a downturn in the aviation industry and specifically to a nearly 45% decrease in student enrollment in aviation maintenance schools, IAP's sales declined. Accordingly, the Company's growth in 1993 was directed at the environmental business. Additional "air quality" staff were employed to meet the increasing demand for the Company's services.

The Company also expanded its range of services to include management of projects on some carefully selected environmental cleanup projects.

During late 1994, the Company received an unsolicited offer to buy its aviation publishing assets (IAP). Accordingly, as of December 31, 1994, substantially all of the publishing assets were sold for approximately $1,800,000. In this report and in the accompanying financial statement, the results of operations of IAP will be shown as "discontinued operations" in accordance with generally accepted accounting principles.

As a result of the sale of IAP, it became impractical to continue the navigational supplies business (SanTech) and the printing business (Hawks Book Company). They are also included in discontinued operations. During 1995, all the assets of the printing company were sold and a significant amount of the "navigational supplies" assets were also sold.

The industry segment information on the following page will give the reader a financial overview of each of the Company's industry segments. A detailed description of each segment follows thereafter.

                                           1995          1994          1993
                                           ----          ----          ----
      Sales to unaffiliated customers:
       Oil and gas industry            $   196,000  $    171,000  $    130,000
       Environmental testing and
         management industry             3,097,000     2,424,000     2,472,000
                                       -----------  ------------  ------------
                                       $ 3,293,000  $  2,595,000  $  2,602,000
                                       ===========  ============  ============
      Discontinued operations          $    28,000  $  1,841,000  $  2,266,000
                                       ===========  ============  ============
      Operating profit or (loss):
       Oil and gas industry            $   (46,000) $     44,000  $    (36,000)
       Environmental testing and
         management industry               323,000       (23,000)       72,000
       Unallocated Corporate expenses     (192,000)     (213,000)     (264,000)
                                       -----------  ------------  ------------
                                       $    85,000  $   (192,000) $   (228,000)
                                       ===========  ============  ============
       Discontinued operations         $  (330,000) $   (510,000) $   (135,000)
                                       ===========  ============  ============
      Identifiable assets:
       Oil and gas industry            $   619,000  $    505,000  $    525,000
       Environmental testing and
         management industry             1,203,000       940,000       815,000
       Corporate assets                  2,107,000     1,170,000     1,266,000
       Discontinued operations              86,000     2,268,000     1,855,000
                                       -----------  ------------  ------------
                                       $ 4,015,000  $  4,883,000  $  4,461,000
                                       ===========  ============  ============
      Capital expenditures:
       Oil and gas industry            $   189,000  $     33,000  $      5,000
       Environmental testing and
         management industry               214,000       299,000       187,000
       Other capital expenditures            7,000       160,000       135,000
       Discontinued operations               1,000        19,000        83,000
                                       -----------  ------------  ------------
                                       $   411,000  $    511,000  $    410,000
                                       ===========  ============  ============
      Depreciation, depletion and
      amortization:
       Oil and gas industry            $    39,000  $     19,000  $     18,000
       Environmental testing and
         management industry                98,000        97,000       121,000
       Other depreciation, depletion
         and amortization                   57,000        60,000        60,000
                                       -----------  ------------  ------------
                                       $   194,000  $    176,000  $    199,000
                                       ===========  ============  ============
       Discontinued operations         $    61,000  $    156,000  $    154,000
                                       ===========  ============  ============

OIL AND GAS
-----------

To the date of this report the Company had participated in the drilling of 312 gross (63.0 net) wells of which 216 gross (38.70 net) have been successful. In general terms, the Company has ceased its drilling and exploration activity.
The likelihood of the Company participating in additional wells in the near future is remote. The Company does, however, have several oil and gas properties which it will attempt to have drilling completed on where the Company will have a nonoperating interest.

The Company's oil and gas activity will be predominantly in the buying and selling of existing producing properties.

Competition
-----------

The oil and gas industry is highly competitive. Domestic producers of oil and gas must not only compete with each other, but must compete with producers of imported oil and gas and alternative energy sources such as coal, atomic power and hydroelectric power.

Markets
-------

The availability of a ready market for oil and gas produced by the Company will depend upon numerous factors beyond the control of the Company including the extent of domestic production and importation of foreign oil and gas; the proximity of the Company's properties to gas pipelines and other transportation facilities; the availability, capacity and cost of such pipelines and other transportation facilities; the marketing of other competitive fuels; fluctuation in demand; state and federal governmental regulation of production, refining, transportation and sales; general national and worldwide economic conditions, pricing, and use; and allocation of oil and gas and their substitute fuels.

With the exception of brief periods when political and economic unrest in the Mideast (such as the last half of 1990), or when short-term market "interruptions" such as the Alaska oil spill caused prices to rise rapidly, prices of crude oil and refined petroleum products generally have declined in the last six years as a result of an oversupply of petroleum products, particularly gasoline and fuel oils, relative to the demand for such products. The prices received for oil production have become increasingly volatile. This has resulted in great uncertainty in the oil and gas industry and has led many companies engaged in oil and gas exploration and production to substantially curtail their activities. This situation of substantial oversupply relative to demand is due in part to increased production and lower rates of consumption caused by voluntary conservation efforts as well as increased competition from alternative fuels.

No certainty exists as to the length of time that this situation of substantially reduced prices will exist. However, as long as the supply of oil available on a worldwide basis exceeds demand by a substantial margin, it is likely that oil prices will remain subject to downward pressure.

In response to the current oversupply of natural gas, many purchasers have unilaterally reduced the quantities of gas purchased under existing contracts, and a number of purchasers have stated their intentions not to honor their contractual commitments to purchase specified quantities of gas from producers at the prices set out in their respective purchase contracts. In many instances buyers cannot readily be located for gas production resulting in gas wells being shut-in or curtailed for various periods of time. In addition, many gas purchasers are refusing to honor obligations under so-called "take-or-pay" gas contracts. There can be no assurance that markets for gas and oil will not continue to decline.

The Company's contracts with its gas purchasers generally provide that they are not obligated to purchase all of the gas which the wells are capable of producing, and the Company has experienced curtailment problems to date. There is also no assurance that the Company will not experience significant curtailment problems in the future.

Regulation
----------

The Company's operations will be affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and gas production operations and economics are affected by price control, tax and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations.

State statutory provisions relating to oil and gas generally require permits for the drilling of wells and also cover the spacing of wells, the prevention of waste, the rate of production, the prevention and clean-up of pollution and other matters.

The wellhead sale of natural gas in the United States is subject, with certain significant exceptions, to a regulatory scheme implemented pursuant to the Natural Gas Policy Act of 1978 (the "NGPA") and overseen by the Federal Energy Regulatory Commission (the "FERC"). The NGPA classified gas into various categories in maximum permissible prices. However, none of the NGPA prices can be collected unless purchasers willing to pay such prices can be located. As a result of the general decline in prices for oil and gas, many of the contracts for purchases of gas at NGPA maximum prices have been renegotiated. Contract provisions allowing price reductions have been exercised or purchasers have refused to accept production at such prices claiming, among other defenses, force majeure and commercial impracticability. As a result, a larger and increasing percentage of gas is sold at prices below NGPA maximum lawful rates. Sales of gas at prices lower than such NGPA rates are common throughout the natural gas industry.

Environmental Regulation
------------------------

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on oil and gas exploration, development and production activities.

Environmental protection laws to date have not required the Company to make any significant additional capital outlays. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations. The Company believes that its operations comply with environmental laws and regulations, but inasmuch as such laws and regulations are constantly being revised and changed, the Company is unable to predict the ultimate cost of complying with present and future environmental laws and regulations.

Taxation
--------

The Company's oil and gas operations are affected by certain provisions of the federal income tax laws applicable to the petroleum industry. Current law permits the Company to deduct currently, rather than capitalize, "intangible" drilling and development costs incurred or borne by it. The Company, as an independent producer, is also entitled to deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it if such percentage depletion exceeds cost depletion.

Generally, this deduction is a specified percentage (currently 15%) of gross income from oil and gas property. Percentage depletion may not exceed 100% of the net income, and is limited in the aggregate to 65% of the Company's taxable income. Any depletion exceeding the 65% limitation, however, may be carried over indefinitely. At December 31, 1995 this carryover was $2,131,000.

The Company's oil and gas activities are also subject to state and local income, severance, property and other taxes. It is anticipated that the aggregate burden of these taxes will increase in the future.

It is possible that subsequent legislation, court decisions and governmental agency actions could further limit tax benefits and impose further tax burdens on the oil and gas activities of the Company.

The Company at December 31, 1995 had a net operating loss ("NOL") carryforward of approximately $10,163,000.

The Tax Reform Act of 1986 made substantial changes with regard to NOL carryforwards. After an "ownership change" the taxable income of a loss corporation available for offset by pre-change NOL carryforwards is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three year period preceding the test date. Under federal tax law, the amount and availability of loss carryforwards are subject to a variety of interpretations and restrictive tests applicable to the Company. Under the Code, the utilization of such loss carryforward could be limited or effectively lost upon certain changes in ownership. The net operating loss carryforwards expire between 1996 and 2009.

DISCONTINUED OPERATIONS
-----------------------

As of December 31, 1994 the Company sold substantially all of the assets of its aviation publishing business for approximately $1,800,000. The Company had purchased this business on July 1, 1986 for less than $300,000. During 1995, the Company sold its printing assets for $221,000. Also the Company has realized $36,000 from the sale of navigational supply assets and from furniture and fixtures.

Additional sales proceeds will be realized as excess assets which were not included in the sale are sold. It is expected that this total will be less than $100,000 and will approximate the book value of those remaining assets yielding little or no gain.

In conjunction with the sale of its aviation publishing business, the Company has chosen to discontinue its navigational products business. This discontinuance will involve the gradual liquidation of inventory and sale of equipment. It is expected that in order to maximize sales of existing inventory that this process may take another 12 months. It is anticipated that between $30,000 and $50,000 will be realized from this process. Again it is expected that sales will approximate book value of assets so that little gain or loss will be realized.

ENVIRONMENTAL ENGINEERING
-------------------------

Competition
-----------

The Environmental Engineering industry is also highly competitive. Many of the company's competitors both in its primary market areas and throughout the United States are substantially larger and have significantly greater financial and human resources.

Markets
-------

The company concentrates its activities primarily in the Rocky Mountains, the mid-continent area and in Texas. However, during 1993, 1994 and 1995, the company provided services for customers in 18, 25 and 14 different states respectively. In the area of air quality and air emissions the company provides to its customers compliance testing for air emissions in accordance with certain federal and state environmental standards. In addition, they perform evaluations of process operations for the users of emissions equipment. And to a lesser degree, the company performs "performance guarantees" for newly purchased abatement equipment for some of its customers. The company also provides ambient air surveys for new or renewable air emission permits.

In the area of water waste, the company performs analysis for virtually all kinds of discharge of water waste. The company also evaluates all public and private drinking water supplies for compliance with existing environmental standards. The company performs environmental analysis of real property for customers involved in the transfer of real property. This includes the analysis for lending institutions prior to funding the purchase of real property.
Lastly, the company provides soil analysis primarily for the mining industry.

Regulation
----------

The Clean Drinking Water Act mandates certification requirements for laboratories who are engaged in the analysis of public drinking water. In addition, the company is subject to certain regulations of the Nuclear Regulatory Commission governing testing standards for environmental laboratories.

The Environmental Protection Agency and Nuclear Regulatory Commission perform periodic audits in the form of on-site walk throughs at testing facilities. In addition, the Environmental Protection Agency submits "blind samples" for which the company analyzes and submits its test results. These results are measured against standardized testing performed by the EPA on the same sample to determine a lab's ability to analyze samples.

In addition, most state environmental agencies conduct on-site evaluations for compliance with established professional testing standards and techniques.

Taxation
--------

The company's environmental contracts are generally not individually significant. However, to the degree that a contract is in process at year end, the company employs the completed contract method of accounting for income taxes. Generally this method provides that no income or expense will be recognized on a contract until such time as the contract is completed.

EMPLOYEES
---------

As of the date of this report, the Company has 43 full-time employees. (Administration and Accounting 6, Environmental 34 and Corporate Management 3). All employees are provided with the opportunity to participate in a comprehensive health and benefits package. All eligible employees participate in the Company's Employee Stock Ownership Plan.

None of the employees are represented by a union and the Company believes that its relationship with its employees is good.

PROPERTIES - REAL ESTATE
------------------------

The company owns facilities consisting of six separate buildings located on approximately ten acres.

One building, an office building, has 10,600 square feet and housed the oil and gas and publishing operations. The adjacent building has 6,000 square feet and housed the SanTech shop and offices. Next to it is an 11,500 square foot warehouse where all finished goods were held until shipped. It is anticipated these 3 buildings will be sold or leased during 1996. The existing Corporate offices have been relocated to W.E.S.T's offices at the Foster Road location in Casper. That building is described below. It is anticipated that, if sold at prevailing market prices, the sale of these 3 buildings would generate between $150,000 and $250,000 after paying off all existing debt. It is not known at this time how quickly a sale could be consummated.

In early 1990, the Company acquired a fourth building which has 6,000 square feet. The printing equipment and operations were housed in this building, which is located on the east side of the warehouse. This building was sold, in 1995, as part of the sale of the printing business.

In September, 1993 the Company acquired a 5,000 sq. ft. building in San Marcos, Texas which houses all environmental personnel and equipment for the Company's Texas operations.

Western Environmental leased two buildings within 1/2 mile of the Company's headquarters through 1993. The first building, an approximate 6,000 sq. ft. metal building, housed W.E.S.T.'s administrative personnel, the Casper laboratory and served as a base for field crews. The second building was used as a storage facility for equipment and oil and water samples and was approximately 2,800 sq. ft. Both buildings were on the same 1 acre lot. The property is owned by two officers of W.E.S.T. and was leased for a one year term at market rates. On March 22, 1994, the Company purchased a 10,600 square foot building on 4 acres in an industrial park in Casper. The lease arrangement on the former building terminated in 1994. This new facility will accommodate the expected growth of the Company's environmental business and now houses the Corporate and accounting offices.

In addition, W.E.S.T. rents office space in Evanston and Cheyenne, Wyoming on a month-to-month basis from third parties.

Management believes that the existing facilities are now adequate for current needs.

ITEM 2 - PROPERTIES

Disclosures of Oil and Gas Producing Activities
-----------------------------------------------

The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities, requires certain disclosures about an entity's oil and gas producing operations. Those disclosures are applicable if any one of revenues, results of operations, or assets, generated or attributable to the oil and gas activities, are more than 10% of total revenues, operations, or total assets. The Company in recent years has acquired significant non oil and gas operating assets. These are primarily assets in the environmental testing and analysis industries.

Consequently, the Company's oil and gas revenues are not 10% of total revenues. The Company's oil and gas operations are not 10% of total operations. The Company's oil and gas assets are less than 16% of total assets. It is expected that with normal depreciation and depletion, and with the potential of selling additional oil and gas assets in the coming months, that the Company will not meet this test either.

Although technically required to do so, the Company has not presented the required disclosure. Management feels that with the sale of its major oil and gas producing property in 1992 and with the continually decreased emphasis on oil and gas producing activities, the information is relatively meaningless. In addition, based on costs of prior years, the estimated costs to obtain all of such information would be at least $10,000. In addition, savings and costs of printing annual reports alone would save over an additional $1,000. For these reasons the disclosure has not been presented.

Net Quantities of Oil and Gas Produced
--------------------------------------

The net quantities of oil and gas produced by the Company during each of the last three fiscal years are as follows:

          Oil (bbls)Gas (Mcf)
          -------------------

   1993     4,300    28,000
   1994     3,800    41,000
   1995     6,500    52,000

Average Sales Price and Production Costs
----------------------------------------

The following table reflects information concerning each of the last three fiscal years:

                                 1995       1994        1993
                                 ----       ----        ----
Average sales price per bbl    $17.50      $16.66     $17.44
Average sales price per Mcf      1.30        1.57       1.90
Average production cost per
 net equivalent bbl*             5.38        6.45      11.17

* Natural gas has been converted into equivalent bbls using a conversion ratio of 6:1.

Wells and Productive Acreage
----------------------------

The following table reflects the total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 1995:

 Productive Working Interest                Developed Acres
 ---------------------------                ---------------
            Wells
            -----
     Gross           Net                    Gross       Net
     -----           ---                    -----       ---
  Oil    Gas     Oil    Gas
   17     8     1.356 1.4999                11,245     1,098

In addition, the Company holds overriding royalty interests ranging from
 .000494% to 3.4722% in 28 oil and 28 gas wells. The Company's interests in undeveloped acreage at December 31, 1995 are summarized in the following table. Except as otherwise indicated, the interests reflected in the table are working interests.

                                           Overriding
State                                        Royalty
-----                                        -------
                Gross Acres   Net Acres
                -----------   ---------
                                            Interest
                                            --------
Colorado           1,600           26           -
New Mexico         8,047        8,047           -
New Mexico        21,254           -          6%-1%
Oklahoma           2,080           -           .3%
Utah                 570          213           -
Wyoming            6,833        3,389           -
Wyoming            1,640           -        3.5%-1.5%
                  ------       -------
                  42,024        11,675
                  ======       =======

Drilling Activity
-----------------

The Company has not participated in the drilling of exploratory wells in 1995, 1994 nor 1993. The Company has not participated in the drilling of development wells in 1994 or 1993. In late 1995, the Company participated in the drilling one development well which appears to be a productive well.

Title to Properties
-------------------

As is customary in the oil and gas industry, a preliminary title check is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, curative work determined to be appropriate as a result of a title examination is customarily performed with respect to significant defects before the Company commences such operations. The Company believes that the title to its properties is marketable in accordance with standards generally acceptable in the oil and gas industry.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not involved in any, or aware of any, pending or threatened material legal proceedings, to which the Company is a party or which any of its property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable. No matters were submitted during the Fourth Quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

The Company's Common Stock is traded in the over-the-counter market and is quoted by NASDAQ under the symbol "HAWK". The high and low closing bid quotations for the calendar period indicated, as reported by NASDAQ, are shown in the following table:

                                      Bid Price
                                      ---------
                               HIGH              LOW
                               ----              ---
1993:
     First Quarter              1/8               3/32
     Second Quarter             1/8               3/32
     Third Quarter              7/32              3/32
     Fourth Quarter             5/32              1/8
1994:
     First Quarter              1/8               3/32
     Second Quarter             1/8               1/16
     Third Quarter              3/32              1/16
     Fourth Quarter             1/16              1/16
1995:
     First Quarter              1/16              1/16
     Second Quarter             1/16              1/32
     Third Quarter              9/32              1/16
     Fourth Quarter             7/32              5/32
1996:
     First Quarter              3/16              1/8

Bid quotations represent prices between dealers, do not include retail markup, markdown, or commissions and do not necessarily represent actual transactions.

Number of Shareholders
----------------------

As of March 6, 1996 there were 993 holders of record of the Company's Common Stock.

Dividends
---------

The Company has never paid any dividends on its common stock and does not have any current plans to pay any dividends in the foreseeable future. Should the Company determine at some future date that the payment of dividends would be desirable, any such dividends would be dependent upon the earnings and financial condition of the Company.

ITEM 6 - FINANCIAL DATA

                                             Year Ended December 31,
                                             -----------------------
                         1995           1994           1993           1992           1991
                         ----           ----           ----           ----           ----
Operating revenues
 from continuing
 operations          $  3,293,000  $   2,595,000  $  2,602,000   $  2,709,000   $  2,102,000
Net income (loss)
 from continuing
 operations               117,000       (250,000)     (275,000)      (102,000)      (134,000)
Net income (loss)        (213,000)       268,000      (410,000)      (150,000)      (249,000)
Income (loss) from
 continuing
 operations per
 share                        .00           (.01)         (.01)          (.00)          (.01)
Net income (loss) per
 share                       (.01)           .01          (.01)          (.01)          (.01)
Total assets            4,015,000      4,883,000     4,461,000      5,046,000      4,817,000
Long-term debt            493,000        677,000       554,000        569,000        683,000
Shareholder's equity    2,992,000      3,175,000     2,912,000      3,371,000      3,339,000
Dividends declared
 per share                    -              -              -              -              -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
--------------------------------

On December 23, 1994, the Company adopted a formal plan to sell its publishing segment, its navigational products segment, and its printing segment. The Company's environmental assembly segment was also discontinued. Prior to December 31, 1994, the sale of the Company's publishing segment was consummated. Substantially all of the publishing assets including accounts receivable and inventory were sold to a third party for approximately $1,800,000.
During 1995, the Company continued to liquidate the navigational products assets, including inventory, and the printing company assets. As stated in prior years reports, this transaction will have a significant effect on the Company's financial condition and the form that its' operations take over the next several years. These effects in 1995 operations and into the future will be discussed below.
During 1995 the Company enjoyed its most liquid position in over 10 years. The publishing segment of the Company's business had had declining sales for several years. The Company was able to sell its publishing business on terms which the Company believes were extremely beneficial. Selling the assets for approximately $1,800,000 made a substantial improvement in the Company's ability to invest in its growth oriented environmental subsidiary.
During 1995 the Company had the ability to hire additional staff and invest in additional equipment for its environmental subsidiary. As shown on the Consolidated Statement of Cash Flows, the Company invested in $410,000 of equipment in 1995, most of which was to expand our capabilities to serve our environmental clients. The result of these efforts was an increase of nearly 29% in total revenues in the environmental business. It is anticipated that revenues will continue to grow in 1996 and 1997.
The Company's navigational supply business was also discontinued in late 1994. After discontinuing its aviation publishing, the Company believed it to be unproductive to continue a full fledged marketing effort to sustain the navigational supplies company. During 1995, the Company realized $36,000 from the sale of navigational supply assets and from furniture and fixtures. In addition, the Company was able to sell finished goods inventory which remained in stock for approximately $92,000 during the year. These revenues are shown in discontinued operations. It is anticipated that the Company will continue to sell finished goods inventory during 1996 and possibly into 1997. The estimated realizable value of that inventory should be in the range of $30,000 to $50,000. Similarly, it was also deemed in the best interest of the Company to sell the printing assets that the Company had acquired in 1991. In mid 1995, the Company was able to consummate a sale of the printing assets along with the building that the assets were housed in. Those printing company assets were sold for $221,000. In addition, the Company took a note for $50,000 which will be paid over a ten year period from the purchaser of the printing business.
With the sale of these entities, the Company has focused on building its environmental engineering and consulting business and on acquiring producing oil and gas properties, primarily producing overriding royalties. As stated above, the environmental engineering business had substantial growth in 1995. The Company was also successful in purchasing several producing oil and gas royalties. The full effect of these royalty purchases will not be seen in the financial statements until 1996 when division orders can be processed and when an entire years worth of production will be realized.

Also, the Company purchased the facilities on 6WN Road in Casper, Wyoming in 1987. This was shortly after the local economy had gone through a serious recession and the price of real estate was abnormally low. Although the buildings were not sold in 1995 and are presently listed with a local realtor, we believe the buildings at the 6WN Road location in Casper can be sold at a profit and provide significant additional cash assets for the Company. Various local realtors have estimated that the Company may realize between $200,000 and $250,000 cash above the $425,000 carry amounts of the debt that is against the buildings presently. There is no way to determine if the buildings will be sold at prices sufficient to yield that equity or when any such sale may occur.
The Statements of Operations included in the Financial Statements in this report show only the continued operations on a line item basis. In accordance with generally accepted accounting principles, the Results of Operations and the effects of the sale of the discontinued operations are shown in a single category called "discontinued Operations". Similarly, any information regarding the Discontinued Operations which has previously been reported in segment information has also been summarized in accordance with generally accepted accounting principles.
In summary, the hoped for results as of December, 1994, (i.e., increased growth in the environmental and oil and gas businesses), has come to pass. With its additional cash assets and the ability to focus management's attention on its predominant industry, the Company has experienced 29% growth in revenues in the environmental business and has added to its oil and gas producing properties.

                                          1995            1994
                                          ----            ----
Working capital                        $ 1,289,000     $ 1,171,000
Working capital ratio                        3.4:1           2.2:1
Long-term debt to equity                     1:6.1           1:4.8
Cash provided (utilized) by operations $ (250,000)     $   365,000
Cash and short-term investments
available                              $ 1,004,000     $ 1,340,000

Management believes that the carrying value of producing oil and gas properties is not in excess of the future revenues which will be recovered. Carrying value of producing properties, net of depletion is $587,000. Oil and gas revenues, net of expenses were $63,000 for the year which includes $10,000 of workover costs in the Company's Brundage Canyon field. As most of the Company's producing properties are natural gas properties with lives in excess of twenty-five years, we believe the carrying value of the assets is fully recoverable.
In addition, the Company has carrying value of $31,000 on non-producing properties which is net of an allowance for impairment of $43,000. Management believes the allowance is adequate and the remaining cost on the assets will be recovered.
Management knows of no environmental assessment problems nor of the potential of any such environmental assessment. All purchased real estate has had environmental studies done prior to purchase and both our printing operation and our environmental lab have been instructed on the appropriate procedures for disposals of various kinds of waste. Such wastes (although relatively insignificant in amount) are tested prior to disposal as part of an environmental assurance program.

Results of Operations:
---------------------

This summarization of the Results of Operations will not include the activities of the discontinued operations. The reader is referred to the section above entitled Liquidity and Capital Resources and to Footnote No. 9 of the Consolidated Financial Statement.
Our environmental testing revenues grew between 1992 and 1993 reflecting the expansion of the Company's business into Texas and by obtaining several new customers in the Wyoming market place. In 1994 revenues remained virtually the same as sales efforts declined while operating activities took most of the time of the key employees. However, in 1995 the Company was able to successfully acquire three large clients. It appears that these clients which provided substantial revenues in 1995 will continue to do so in the foreseeable future. It is also anticipated that revenues will continue to grow as the Company has hired several well trained and competent employees to help manage the 29% growth in revenues and to use that as a spring board for additional sales in 1996 and 1997. In addition, the small changes between 1993 and 1994 revenues are reflective of the Company's ongoing effort to increase the profitability per job. Because of the volume of requests the Company was receiving in comparison to its size, the Company has turned down some jobs which would have been insignificant to our profit margin in 1994. This was done in anticipation of increasing the size and billing rates on certain jobs in 1995. Correspondingly environmental costs went from $2,279,000 in 1993 to $2,351,000 in 1994 and increased significantly to $2,674,000 with the addition of new staff and out of pocket costs for increased number of jobs in 1995.
Oil and gas sales increased from $166,000 in 1994 to $186,000 in 1995. This followed a $36,000 increase between 1993 and 1994. These increases are due almost exclusively to the acquisition of certain producing but nonoperated producing properties in the last two years. Oil and gas producing costs were $146,000 in 1993, down to $107,000 in 1994 and slightly up in 1995 to $123,000.
The declines in production costs reflect the nature of the oil and gas investments which the Company has made. Properties acquired have generally low operating costs. A notable exception in 1995 were some workover costs in the Brundage Canyon field of Utah.
Depreciation, depletion and amortization were $199,000 in 1993 which declined to $176,000 in 1994 and increased in 1995 to $194,000. This increase in depreciation between 1994 and 1995 reflects the acquisition of additional environmental equipment and the beginning of production in the Company's Yellow Creek field in Southwest Wyoming and hence the beginning of the amortization of that cost base.
General and administrative costs were $206,000 in 1993, down to $153,000 in 1994, reflecting the streamlining of corporate management and corporate overhead costs. In 1995 general and administrative costs increased $217,000 reflecting increased number of staff and slightly higher consulting costs.
Interest expense was $48,000 in 1993, increasing to $70,000 in 1994 and $76,000 in 1995. The increases between 1993 and 1994 reflect the increased short-term borrowing base used to finance some of the up front costs of the environmental company's growth. The additional $6,000 increase between 1994 and 1995 reflects a full year of interest expense on the purchase of a new office building in late 1994. Provisions for income tax expense reflect the amount of current income taxes payable in 1994 and 1993. No provision has been made for deferred taxes in 1993, 1994 and 1995.
Management believes that although disclosures mandated by SFAS No. 109 are generally informative, that in the Company's case the application of SFAS No. 109 leads to disclosures which are confusing. To comply with SFAS No. 109 is to record deferred income tax expense on the books of the Company, when in fact, the Company has over $10,000,000 of net operating loss carryforwards, over $2,000,000 of depletion carryforwards and over $180,000 of various income tax credits. This issue is derived from the application of the provisions of SFAS No. 109 to companies who have had quasi reorganizations in the past. (Hawks Industries applied the quasi reorganization provisions ARB #43, effective in 1988.) Specifically, paragraphs 39 and 49 of SFAS No. 109 require that in cases where there has been a quasi reorganization, that the tax benefits of loss carryforwards and credits, earned prior to the date of the quasi reorganization, be ignored when calculating deferred income tax benefits. Although management believes that such obscure provisions may give rise to great fodder in the world of academia, we believe that to apply the principles of SFAS No. 109, paragraphs 39 and 49, is at variance with the economic realities of the present case. Accordingly, we have not applied the provisions of SFAS No. 109, paragraphs 39 and 49.
It is management's intent to attempt to reflect the economic reality of our present tax situation. Given all of the future tax benefits which will be available to the Company to offset future net income, management believes that the financial statements presented have accomplished our goal.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hawks Industries, Inc. and Subsidiaries

Index to Consolidated Financial Statements and Supplementary
Schedules

Report of Certified Public Accountants on
    the Financial Statements                                   20
Consolidated Balance Sheets                                    21
Consolidated Statements of Operations                          22
Consolidated Statements of Shareholders' Equity                23
Consolidated Statements of Cash Flows                          24
Notes to Consolidated Financial Statements                     25
Report of Certified Public Accountants on the Schedules        37
Schedule V - Property and Equipment                            38
Schedule VI - Accumulated Depletion and Depreciation           39
Schedule VIII - Valuation and Qualifying Accounts and Reserves 40
Schedule IX - Short-term Borrowings                            41
Schedule X - Supplementary Income Statement Information        41


                    HOCKER, LOVELETT, HARGENS & YENNIE, P.C.
                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Hawks Industries, Inc.
Casper, Wyoming

We have audited the accompanying consolidated balance sheets of Hawks Industries, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 4, Statement of Financial Accounting Standards No. 109, `Accounting for Income Taxes'' requires that deferred taxes be reflected for temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. SFAS No. 109 also precludes the use of tax benefits resulting from the carryforward of net operating losses which originated prior to the Company's quasi-reorganization to increase net income and specifically requires that they be treated as direct additions to paid-in-capital. The Company has not provided for recognition of deferred taxes in accordance with generally accepted accounting principles. If such a provision were made, net income for 1995, 1994 and 1993 would be (decreased)/increased by approximately $(61,000), $(89,000), and $42,000 respectively.

In our report dated March 15, 1995, we expressed an opinion that the 1994 and 1993 consolidated financial statements presented fairly, in all material respects, the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. As discussed in the preceding paragraph, the Company has changed its method of accounting for deferred taxes to a method that is not in conformity with generally accepted accounting principles. Accordingly, our present opinion on the 1994 and 1993 financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, except for the effects of omitting deferred income taxes, as discussed in the third paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawks Industries, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

The Company has not presented the disclosures about oil and gas producing activities that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic financial statements.

                                /s/ Hocker, Lovelett, Hargens & Yennie, P.C.


Casper, Wyoming
February 20, 1996

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                        ASSETS                         1995           1994
                        ------                         ----           ----
CURRENT ASSETS
 Cash (including certificates of deposit 1995
   $3,000; 1994 $3,000)                            $    197,000   $  1,340,000
 Accounts receivable                                    719,000        647,000
 Short-term investments                                 807,000            -
 Inventory                                               37,000        121,000
 Costs in excess of billings                              7,000         43,000
 Other current assets                                    52,000         51,000
                                                   ------------   ------------
   Total current assets                               1,819,000      2,202,000
                                                   ------------   ------------
PROPERTY AND EQUIPMENT, net
 (successful efforts method)                          1,915,000      2,405,000
                                                   ------------   ------------
NOTE RECEIVABLE                                          46,000            -
                                                   ------------   ------------
OTHER ASSETS                                            235,000        276,000
                                                   ------------   ------------
                                                   $  4,015,000   $  4,883,000
                                                   ============   ============
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES
 Notes payable                                     $    230,000   $    157,000
 Current maturities of long-term debt                    87,000        150,000
 Accounts payable                                       148,000        387,000
 Accrued liabilities                                     65,000        209,000
 Deferred loss on discontinued operations                    -         128,000
                                                   -----------    ------------
   Total current liabilities                            530,000      1,031,000
                                                   ------------   ------------
LONG TERM DEBT                                          493,000        677,000
                                                   ------------   ------------
SHAREHOLDERS' EQUITY
 Capital stock:
   Preferred stock, $.01 par value; authorized
     19,940,000 shares; no shares issued                     -             -
   Common stock, $.01 par value; authorized
     100,000,000 shares; outstanding 1995 -
     26,788,858 shares; 1994 - 26,322,782               268,000        263,000
 Capital in excess of par value of common stock       2,586,000      2,561,000
 Retained earnings (since elimination of deficit
   at December 31, 1988)                                138,000        351,000
                                                   ------------   ------------
                                                      2,992,000      3,175,000
                                                   ------------   ------------
                                                   $  4,015,000   $  4,883,000
                                                   ============   ============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1995, 1994 and 1993
                                                 1995             1994              1993
                                                 ----             ----              ----
Operating revenue:
  Oil and gas                               $      186,000   $      166,000   $       130,000
  Environmental                                  3,124,000        2,423,000         2,458,000
  Gain (loss) on sale of assets                    (17,000)           6,000            14,000
                                            --------------   --------------   ---------------
                                                 3,293,000        2,595,000         2,602,000
                                            --------------   --------------   ---------------
Operating expenses:
  Oil and gas                                      123,000          107,000           146,000
  Environmental                                  2,674,000        2,351,000         2,279,000
  Depreciation, depletion and amortization         194,000          176,000           199,000
  General and administrative                       217,000          153,000           206,000
                                            --------------   --------------   ---------------
                                                 3,208,000        2,787,000         2,830,000
                                            --------------   --------------   ---------------
Operating income (loss) from continuing
 operations                                         85,000          (192,000)        (228,000)
Other income (expense):
  Interest income                                   67,000           15,000             1,000
  Interest expense                                 (76,000)         (70,000)          (48,000)
  Sale of Marketable Securities                     41,000               -                -
                                            --------------   --------------   ---------------
Gain (loss) from continuing operations
 before taxes                                      117,000          (247,000)        (275,000)
Provision for taxes:
  Current                                               -             3,000               -
                                            -------------    --------------   ---------------
Gain (loss) from continuing operations             117,000          (250,000)        (275,000)
Discontinued operations                           (330,000)         (510,000)        (135,000)
Gain (loss) on sale of discontinued
 (includes $128,000 deferred
 costs on discontinued operations)                      -          1,028,000              -
                                            --------------  ----------------  ---------------
Net income (loss)                           $     (213,000)  $       268,000  $      (410,000)
                                            ==============   ===============  ===============

Weighted average number of
 common shares outstanding                      26,578,295        26,203,330       25,497,251
                                            --------------   ---------------  ---------------
Earnings (loss) per common share:
  Gain (loss) from continuing operations    $          .00   $         (.01)  $          (.01)
  Discontinued operations (net)                       (.01)            (.02)              -
  Gain (loss) on sale of discontinued                   -               .04               -
   operations
                                            --------------   ---------------
                                            $         (.01)  $           .01  $          (.01)
                                            ==============   ===============  ===============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1995, 1994 and 1993
                                                                   Capital in
                                           Common Stock Issued      Excess of     Accumulated
                                           -------------------
                                           Shares       Amount      Par Value      Earnings
                                           ------       ------      ---------      --------
Balance, January 1, 1993                 25,722,215   $ 257,000   $  2,672,000   $  442,000
Prior period restatement-deferred taxes          -           -              -        51,000
Stock bonus granted employee                 25,000          -           1,000           -
Stock issued for purchase of building        20,800          -           4,000           -
Stock issued in payment of legal fees        40,000       1,000          2,000           -
Stock retired on reverse split             (525,233)     (5,000)       (46,000)          -
Redemption of preferred stock                    -           -         (27,000)          -
Additional WEST merger cost                      -           -         (30,000)          -
Net loss                                         -           -              -      (410,000)
                                         ----------   ---------   ------------    ----------
Balance, December 31, 1993               25,282,782     253,000      2,576,000       83,000
Additional shares issued- WEST merger     1,000,000      10,000        (10,000)          -
Stock bonus granted employee                 40,000          -           1,000           -
Recapture of paid in capital from sale of
 assets involved in Quasi reorganization         -           -          (6,000)          -
Net Income                                       -           -              -       268,000
                                         ----------   ----------  ------------   ----------
Balance December 31, 1994                26,322,782     263,000      2,561,000      351,000
Stock issued to Employee Stock Ownership
 Plan Trust                                 461,076       5,000         24,000           -
Stock bonus granted employee                  5,000          -           1,000           -
Net loss                                         -           -              -      (213,000)
                                         ----------   ---------   ------------   ----------
Balance December 31, 1995                26,788,858   $  268,000  $  2,586,000   $  138,000
                                         ==========   ==========  ============   ==========


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994 and 1993
                                                    1995             1994            1993
                                                    ----             ----            ----
Cash flows from operating Activities:
  Gain (loss) from continuing operations      $      117,000   $    (250,000)  $     (276,000)
  Adjustments to reconcile net earnings/loss
   to net cash provided:
    Depreciation, depletion and amortization         194,000         176,000          199,000
    Gain on sale of assets                           (24,000)         (6,000)             -
    Impairment of nonproducing oil and gas
     property                                         37,000          34,000           34,000
    Changes in operating assets and
     liabilities:
      Decrease (increase) in accounts
      receivable                                    (269,000)        (47,000)         211,000
      Decrease in inventory, costs in excess
       of  billings and other current assets          24,000          81,000           25,000
      Increase (decrease) in accounts payable,
       accrued expenses and billings in
       excess of costs                              (202,000)        100,000         (108,000)
                                              --------------   -------------   --------------
                                                    (123,000)         88,000           85,000
  Operating cash flow from discontinued
   operations.                                      (127,000)        277,000           96,000
                                              --------------   -------------   --------------
Net cash flows provided by (used in) oper.
 activities                                         (250,000)        365,000          181,000
                                              --------------   -------------   --------------
Cash flow from investing activities:
  Purchases of property and equipment               (410,000)       (342,000)        (177,000)
  Proceeds from sale of properties                   216,000           9,000              -
  Decrease (increase) in other assets                 13,000          10,000           (2,000)
  Decrease (increase) in note receivable             (46,000)         91,000           93,000
  Purchase of short-term investments                (807,000)             -               -
                                              --------------   -------------   --------------
                                                  (1,034,000)       (232,000)         (86,000)
  Investing cash flow from discontinued
   operations                                        285,000       1,256,000         (119,000)
                                              --------------   -------------  ---------------
Net cash provided by (used in) investing
activities                                          (749,000)      1,024,000         (205,000)
                                              --------------   -------------  ---------------
Cash flows from financing activities:
  Purchase of common stock                               -                -           (51,000)
  Additional paid in capital-merger costs                -                -           (30,000)
  Proceeds from sale of stock                         30,000           1,000            8,000
  Proceeds from debt obligations incurred            182,000         210,000          128,000
  Reduction of debt obligations                     (307,000)       (175,000)        (129,000)
                                              --------------   -------------   --------------
                                                     (95,000)         36,000          (74,000)
  Financing cash flow from discontinued
   operations                                        (49,000)       (192,000)          24,000
                                              --------------   -------------   --------------
Net cash used in financing activities               (144,000)       (156,000)         (50,000)
                                              --------------   -------------  ---------------
Increase (decrease) in cash and cash
equivalents                                       (1,143,000)      1,233,000          (74,000)
Cash and cash equivalents at beginning of year     1,340,000         107,000          181,000
                                              --------------   -------------  ---------------
Cash and cash equivalents at end of year      $      197,000   $   1,340,000  $       107,000
                                              ==============   =============  ===============
Supplemental disclosure of non cash investing
 and financing activities:
 Purchase of property by issuance of debt
   obligation                                 $          -     $     150,000  $       122,000
                                              ==============   =============   =============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

     Nature of business:
     The Company is engaged in the environmental testing business through its subsidiary, Western Environmental Services & Testing, Inc. (WEST), acquired in 1992. During 1993, WEST formed a new subsidiary, Western Environmental Services, Inc. which manages environmental clean ups. The environmental service and testing company's emphasis is on air quality testing, but soils, water and asbestos testing are also performed. The Company provides services to the general public although, most clients are industrial entities. Fees for services are due upon receipt of invoice.
     The Company is also presently engaged in investing in oil and gas producing properties with an emphasis on nonoperating interests. Previously the Company had been involved in exploration and production activity but has de-emphasized this part of the oil and gas business in the last four years. Sales of oil and gas are made to domestic petroleum purchasing and refining companies with payment normally received within thirty to sixty days of date of sale.
     The Company had also been engaged in the business of aviation publishing and navigational products assembly and sales through its subsidiary International Aviation Publishers, Inc., acquired in 1986. During 1990 IAP formed a new subsidiary, Hawks Books Company, which acquired printing equipment to print IAP books and also to provide outside printing services. Substantially all of the assets of IAP were sold as of December 31, 1994 and operations of IAP, Hawks Book Company and SanTech, Inc. are showed as "Discontinued Operations".

     On December 31, 1988 the Company effected a quasi-reorganization whereby all of its assets (primarily those in the oil and gas industry segment) were revalued to their estimated fair market value and the retained earnings deficit was eliminated.

     This summary of significant accounting policies of Hawks Industries, Inc. and subsidiaries (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. These accounting policies, with the exception of the adoption of SFAS No. 109, conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     Principles of consolidation:

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The Company's proportionate share of partnership and joint venture assets, liabilities, revenue and expenses is consolidated in the financial statements. In consolidation, all significant intercompany accounts and transactions have been eliminated.

     The Company has one wholly-owned oil and gas subsidiary, Burton/Hawks Exploration Co., Ltd. The Company had one wholly-owned subsidiary, Hawks Environmental Instrumentation, Inc. which manufactured environmental testing instruments, this portion of the Company was also discontinued at December 31, 1994 and all assets were either sold or transferred to W.E.S.T.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company also owned 100% of IAP. (All assets have been sold or transferred to Hawks Industries, Inc. at December 31, 1995 and operations have been discontinued). IAP had two wholly-owned subsidiaries, SanTech, Inc., which assembled and sold navigational products, and Hawks Book Company, formed to own and operate printing equipment. All of Hawks Book Company's assets have been sold at December 31, 1995 and operations have been discontinued. The Company still has a minimal amount of inventory in navigational products and will continue to operate SanTech, Inc. until this inventory is gone.

     The Company also owns 100% of W.E.S.T. which does environmental services and testing. W.E.S.T. has one wholly owned subsidiary, Western Environmental Services, Inc. which manages environmental clean-up projects and performs site evaluations.

     Cash Equivalents:

     For purposes of the Statement of Cash Flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Concentration of Credit Risk for Cash Held at Banks:

     At December 31, 1995, the Company's cash balances temporarily exceeded the $100,000 insurance provided by the Federal Deposit Insurance Corporation.

     Inventory:

     Finished products inventories consist of printed materials and navigational products; raw materials inventory consists of materials for the manufacture of navigational products and paper used for printing. The printed materials and finished navigational products are carried at the lower of cost (moving average method) or market and the navigational products raw materials are carried at lower of cost or market determined on the first-in, first-out method. At December 31, 1995 the inventories consist of the following:

                                           Navigational
                                             Products
                                             --------
       Finished products                   $      37,000
                                           =============

     At December 31, 1994 the inventories consist of the following:

                                                      Printed          Navigational         Raw Paper
                                                     Materials           Products             Stock
                                                     ---------           --------             -----
     Finished products                         $          17,000   $          90,000   $             -
     Raw Materials                                            -                  -               14,000
                                               -----------------   -----------------   ----------------
                                               $          17,000   $          90,000   $         14,000
                                               =================   =================   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Property and equipment:

     The Company uses the successful efforts method of accounting for oil and gas producing activities as prescribed by FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". Under this method, the costs of unsuccessful exploratory wells and delay rentals are expensed as incurred. Lease acquisition costs and costs of drilling and equipping productive exploratory and all development wells are capitalized. Depreciation and depletion of producing properties and equipment is computed by the unit-of-production method using Company estimates of unrecovered proved producing oil and gas reserves. Total capitalized costs for individual proved oil and gas properties are limited to the estimated future net revenues from production of proved reserves. An allowance for impairment has been established and expense charged for the estimated impairment of non-producing leasehold interests.

     Buildings and leasehold improvements, furniture and fixtures, transportation equipment, engineering and lab equipment, and machinery and equipment are stated at cost and depreciated over their estimated useful lives ranging from three to forty-one years principally by the straight-line method.

     The costs of maintenance and repairs are charged to operating expenses as incurred. The costs of significant additions, renewals and betterment of properties are capitalized and depreciated over the remaining or extended useful lives of the properties.
     Environmental testing revenue and cost recognition:

     Income from environmental testing contracts is reflected in the financial statements by the completed contract method whereby income and costs are recognized when the testing has been completed and a report has been issued. The Company is in the environmental testing business. Due to the process involved, there is no way feasible to accurately determine the percentage of completion at any time during the process.

     Income taxes:

     By restatement of 1993 and 1994, the Company has elected to omit deferred taxes as required by Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes" (SFAS No. 109).

     Investment tax credits will be reflected in the Statement of Operations as a reduction of income taxes in the year in which they become available for use.

     Earnings per share:

     Earnings per common share were computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the year. Computation of the weighted average number of outstanding shares excludes common stock equivalents because their effect would be antidilutive.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Bad Debt:

     Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

     Environmental Costs:

     Environmental expenditures that relate to current operations are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. At December 31, 1995 and 1994, no material liabilities have been recorded as a range of loss cannot be reasonably estimated.

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company uses estimates to compute depreciation and depletion on oil and gas properties and on other depreciable assets.

Note 2.   Property and Equipment

     Property and equipment at December 31, 1995 and 1994 consists of the following:

                                                        1995         1994
                                                        ----         ----
      Nonproducing oil and gas properties, net of
       valuation allowance of $43,000 in 1995 and
       $21,000 in 1994                              $    31,000   $    70,000
      Producing oil and gas properties                1,369,000     1,178,000
      Furniture and fixtures                            316,000       307,000
      Transportation equipment                          276,000       233,000
      Buildings and leasehold improvements              818,000       928,000
      Machinery and equipment                             3,000     1,117,000
      Engineering and lab equipment                     976,000       946,000
      Other                                             124,000       165,000
                                                    -----------   -----------
                                                      3,913,000     4,944,000
      Less accumulated depreciation and depletion     1,998,000     2,539,000
                                                    -----------   -----------
                                                    $ 1,915,000   $ 2,405,000
                                                    ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Notes Payable, Long-Term Debt and Pledged Assets

     Notes payable were as follows at December 31, 1995 and 1994
                                                1995       1994
                                                ----       ----
     Revolving line of credit $300,000,
      interest at 6.5% maturing June 23,
      1996 collateralized by certificate of
      deposit                               $ 230,000  $  157,000
                                            =========  ==========

     Long-term debt at December 31, 1995 and 1994 is as follows:
                                                1995       1994
                                                ----       ----
     Mortgage note payable to bank, interest
      set at 3.125% above U.S.Treasury Bill
      index for one year each June 1st,
      (10.2% at December 31, 1995), payable
      $1,511 per month including interest
      until April 1, 2003, collateralized
      by office building                    $  93,000  $  102,000
     Mortgage note payable to City of
      Casper, interest at 4%, payable $859
      per month including interest until
      June 8, 1998 then balance due in lump
      sum, collateralized by office
      building and warehouse                  153,000     157,000
     Mortgage notes payable to W.D. Hodges
      and Jim Ferris Properties, interest
      at 9% payable $971 per month until
      September 17, 2013, $14,200 at 10%
      interest payable in lump sum on
      September 17, 1994 collateralized by
      building                                103,000     105,000
     Mortgage note payable to bank, interest
      set at 4% above U.S. Treasury Bill
      index for one year each April 1st,
      (10.375% at December 31, 1995)
      payable $1,635 per month including
      interest until March 22, 2009,
      collateralized by office building       112,000     146,000
     Lease payable, Eaton Financial
      Corporation, payable $1,227 per month
      including interest, collateralized by
      computer equipment                       22,000      32,000
     Note payable, State of Wyoming,
      interest at 4%, due in quarterly
      installments of approximately $4,000
      including interest until May 14,
      1998, unsecured                          38,000      53,000
     Note payable, bank, interest at 9%, due
      in monthly installments of
      approximately $7,580 including
      interest until April 10, 1995,
      collateralized by equipment                 -        24,000
     Installment loans payable, due at
      various times from March 1994 to
      August, 1999, interest rates from
      7.0% to 10%, secured by equipment        59,000     208,000
                                            ---------  ----------
                                              580,000     827,000
     Less current maturities                   87,000     150,000
                                            ---------  ----------
                                            $ 493,000  $  677,000
                                            =========  ==========

     Aggregate maturities of long-term debt are as follows:
     1996                  $  87,000
     1997                     64,000
     1998                    184,000
     1999                     30,000
     2000                     30,000
     Thereafter              185,000
                           ---------
                           $ 580,000
                           =========

     Actual cash payments for interest during the years ended December 31, 1995, 1994 and 1993 were $78,000, $114,000 and $85,000 respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Income Taxes, Accounting Change, Prior Period Restatement

     Under SFAS 109 deferred income taxes arise from temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. In financial reporting for oil and gas properties, the Company uses differing methods to compute depreciation on certain equipment for financial statement purposes and tax purposes; the tax depreciation deductions are larger than those for financial statement purposes primarily due to accelerated depreciation methods and shorter lives for tax purposes; for financial statement purposes, an allowance for impairment is established for estimated impairment of non-producing leases; however, no deduction is taken for taxes until the lease has expired or is dropped; intangible drilling costs are capitalized for financial statement purposes and may be expensed for tax purposes as the expenses are incurred; and, the carrying value of certain equipment has been reduced to approximate market value, but the loss will be recognized for tax purposes upon disposition. The Company recognizes income and expense from some investments on the accrual basis, but uses the cash basis for tax purposes. Deferred taxes are classified as current and noncurrent depending on the classification of the assets and liabilities to which they relate.
     Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the timing differences are expected to reverse.
     Management believes that although disclosures mandated by SFAS No. 109 are generally informative, that in the Company's case the application of SFAS No. 109 leads to disclosures which are confusing. To comply with SFAS No. 109 is to record deferred income tax expense on the books of the Company, when in fact, the Company has over $10,000,000 of net operating loss carryforwards, over $2,000,000 of depletion carryforwards and over $180,000 of various income tax credits. This issue is derived from the application of the provisions of SFAS No. 109 to companies who have had quasi reorganizations in the past. (Hawks Industries applied the quasi reorganization provisions ARB #43, effective in 1988.) Specifically, paragraphs 39 and 49 of SFAS No. 109 require that in cases where there has been a quasi reorganization, that the tax benefits of loss carryforwards and credits, earned prior to the date of the quasi reorganization, be ignored when calculating deferred income tax benefits. Although management believes that such obscure provisions may give rise to great fodder in the world of academia, we believe that to apply the principles of SFAS No. 109, paragraphs 39 and 49, is at variance with the economic realities of the present case. Accordingly, we have not applied the provisions of SFAS No. 109, paragraphs 39 and 49.

     The following disclosures are provided to show a condensed version of the financial statements had SFAS No. 109 been implemented. The 1994 balance sheet and 1994 and 1993 statements of income reflect those presented before the restatement to remove the effect of deferred taxes.

          Balance Sheet                     1995         1994
          -------------                     ----         ----
     Current assets                     $ 1,819,000  $ 2,263,000
     Other assets                         2,196,000    2,681,000
                                        -----------  -----------
      Total assets                      $ 4,015,000  $ 4,944,000
                                        ===========  ===========
     Current liabilities                $   530,000  $ 1,031,000
     Other liabilities                      493,000      677,000
                                        -----------  -----------
      Total liabilities                   1,023,000    1,708,000
                                        -----------  -----------
     Capital stock                          268,000      263,000
     Capital in excess of par value       2,752,000    2,727,000
     Retained earnings (deficit)            (28,000)     246,000
                                        -----------  -----------
      Total equity                        2,992,000    3,236,000
                                        -----------  -----------
      Total liabilities and equity      $ 4,015,000  $ 4,944,000
                                        ===========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Income Statement        1995        1994        1993
          ----------------        ----        ----        ----
     Gain (loss) from
      continuing operations
      before taxes            $  117,000  $ (247,000) $ (275,000)
                              ----------  ----------  ----------
     Provision for taxes:
      Current                        -         3,000         -
      Deferred                   (17,000)    (87,000)    (47,000)
                              ----------  ----------  ----------
                                 (17,000)    (84,000)    (47,000)
                              ----------  ----------  ----------
     Gain (loss) from            100,000    (163,000)   (228,000)
     continuing operations
     Discontinued operations
     (net of taxes)             (374,000)   (337,000)   (135,000)
     Gain (loss) on sale of
      discontinued operations
      (net of taxes)                 -       679,000         -
     Cumulative effect of
      change in accounting
      method                         -           -       (12,000)
                              ----------  ----------  ----------
     Net income (loss)        $ (274,000) $  179,000  $ (375,000)
                              ==========  ==========  ==========

     If SFAS No. 109 was implemented, deferred tax (assets) liabilities would be comprised of the following at December 31:

     Tax effects of temporary differences for:                    1995              1994
                                                                  ----              ----
     Accounting for oil & gas properties                    $       75,000   $       85,000
                                                            --------------   --------------
      Total deferred tax liabilities                                75,000           85,000
                                                            --------------   --------------
     Other liabilities                                                  -           (17,000)
     Tax loss carryforwards                                     (3,452,000)      (3,333,000)
     Allowance for loss on discontinued operations                      -           (44,000)
     Tax credit carryforwards                                     (181,000)        (206,000)
                                                            --------------   --------------
      Total deferred tax assets                                 (3,633,000)      (3,600,000)
                                                            --------------   --------------
     Net deferred asset                                         (3,558,000)      (3,515,000)
     Asset valuation allowances                                  3,558,000        3,454,000
                                                            --------------   --------------
        Net deferred tax asset                              $           -    $      (61,000)
                                                            ==============   ==============

     When subsequently recognized, approximately $3,300,000 of the 1994 deferred tax assets' tax benefits will be allocated directly to contributed capital as a result of the Company's quasi reorganization in 1988.

     At December 31, 1995, the Company's net operating loss and tax credits available for carryforward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

                                                                    Net
                                                                 Operating        Investment
                                                                   Losses         Tax Credits
                                                                   ------         -----------
                  Year Ending December 31,:
                  -------------------------
                            1996                             $       812,000   $       55,000
                            1997                                   1,653,000           40,000
                            1998                                   1,397,000           24,000
                            1999                                   1,713,000            7,000
                            2000                                   3,767,000           12,000
                            2002                                     101,000              -
                            2006                                      96,000              -
                            2008                                     265,000              -
                            2009                                     359,000              -
                                                             ---------------   --------------
                                                             $    10,163,000   $      138,000
                                                             ===============   ==============

     The Company also has approximately $43,000 in unused jobs tax credits and $2,131,000 in percentage depletion carryforwards available to offset future income tax liabilities. These items do not expire.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Stockholders' Equity

     The Company had an Incentive Stock Option Plan for key employees and had reserved 1,000,000 shares of unissued common stock to be issued thereunder. The plan expired on November 19, 1991. The option price was the market value of the shares on the date the option ($.14) is granted except for beneficial holders of more than ten percent of the total outstanding shares of the Company, whose option price was one hundred ten percent of said market price. No option may be exercised by any employee until all previously granted options still outstanding to the same employee are exercised. There were 50,000 options outstanding and exercisable at December 31, 1995

     The Company has an Employee Stock Ownership Plan-Trust. To be eligible to participate, employees must be 21 years of age and have had at least one year of continuous employment with the Company. The Company, at the discretion of the board of directors, may contribute to the plan an amount not to exceed 25 percent of total qualified compensation in any given year for any individual to a maximum of $30,000. On occasion, when the Company has contributed less than the amount allowed, the Company has made additional contributions under the carryover provisions of the plan in subsequent years. The total cost to the Company and its subsidiaries was $63,000, $88,000 and $126,000 in 1995, 1994 and 1993, respectively. The
     ESOP compensation expense was $1,140,000, $1,173,000 and $1,260,000 in 1995, 1994 and 1993 respectively.

Note 6.   Related Parties

     During the years ended December 31, 1995, 1994 and 1993 the Company's printing segment had $81,000, $226,000 and $352,000 in sales of which $0, $98,000 and $247,000 were intercompany and were eliminated during consolidation.

     The Company, through its subsidiary W.E.S.T., rented an office and laboratory in Casper, Wyoming from a company affiliated with two directors of the Company. Rents paid were $12,000, $15,000 and $18,000 in 1995, 1994 and 1993, respectively.

Note 7.   Lease Commitments and Total Rental Expense

     The Company rents equipment under various operating lease agreements. The total minimum rental commitments at December 31, 1995 under the agreements are $33,000 which is due as follows:

     During the year ending
     December 31:
     1996                  $  15,000
     1997                     15,000
     1998                      3,000
     1999                        -
                           ---------
                           $  33,000
                           =========

     The total equipment rental expense included in the Statements of Operations for the years ended December 31, 1995, 1994 and 1993 is $198,000, $76,000 and $91,000 respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Financial Information Relating to Industry Segments
                                           1995          1994          1993
                                           ----          ----          ----
      Sales to unaffiliated customers:
       Oil and gas industry            $   196,000  $    171,000  $    130,000
       Environmental testing and
         management industry             3,097,000     2,424,000     2,472,000
                                       -----------   -----------  ------------
                                       $ 3,293,000  $  2,595,000  $  2,602,000
                                       ===========  ============  ============
      Discontinued operations          $    28,000  $  1,841,000  $  2,266,000
                                       ===========  ============  ============
      Operating profit or (loss):
       Oil and gas industry            $   (46,000) $     44,000  $    (36,000)
       Environmental testing and
         management industry               323,000       (23,000)       72,000
       Unallocated Corporate expenses     (192,000)     (213,000)     (264,000)
                                       -----------  ------------  ------------
                                       $    85,000  $   (192,000) $   (228,000)
                                       ===========  ============  ============
       Discontinued operations         $  (330,000) $   (510,000) $   (135,000)
                                       ===========  ============  ============
      Identifiable assets:
       Oil and gas industry            $   619,000  $    505,000  $    525,000
       Environmental testing and
         management industry             1,203,000       940,000       815,000
       Corporate assets                  2,107,000     1,170,000     1,266,000
       Discontinued operations              86,000     2,268,000     1,855,000
                                       -----------  ------------  ------------
                                       $ 4,015,000  $  4,883,000  $  4,461,000
                                       ===========  ============  ============
      Capital expenditures:
       Oil and gas industry            $   189,000  $     33,000  $      5,000
       Environmental testing and
         management industry               214,000       299,000       187,000
       Other capital expenditures            7,000       160,000       135,000
       Discontinued operations               1,000        19,000        83,000
                                       -----------  ------------  ------------
                                       $   411,000  $    511,000  $    410,000
                                       ===========  ============  ============
      Depreciation, depletion and
      amortization:
       Oil and gas industry            $    39,000  $     19,000  $     18,000
       Environmental testing and
         management industry                98,000        97,000       121,000
       Other depreciation, depletion
         and amortization                   57,000        60,000        60,000
                                       -----------  ------------  ------------
                                       $   194,000  $    176,000  $    199,000
                                       ===========  ============  ============
       Discontinued operations         $    61,000  $    156,000  $    154,000
                                       ===========  ============  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9  Discontinued Operations

     On December 23, 1994, the Company adopted a formal plan to sell its publishing segment for $1,800,000. The disposal date for a substantial portion of the operations was December 23, 1994. Assets of the publishing segment sold consisted of the following.

     Accounts receivable           $  130,000
     Inventory                        293,000
     Other current assets             205,000
     Property and equipment            20,000
     Book masters and copyright        50,000
                                   ----------
     Total assets                  $  698,000
                                   ==========

     In 1994, the Company had a net gain on the sale of the publishing segment in the amount of $683,000. The gain was netted against a provision for estimated losses of $44,000 on the disposal of the remaining assets and a provision of $129,000 for expected operating losses during the phase-out period from December 23, 1994 through March 31, 1995. In 1995 the publishing company had a $142,000 loss which was $100,000 operating loss and $42,000 loss on the sale of the remaining equipment.

     On December 23, 1994, the Company adopted a formal plan to sell its navigational products segment. A portion of the product line was sold in conjunction with the disposal of the publishing segment on December 23, 1994. The anticipated final disposal date has been extended to September 30, 1996. The assets of the navigational products segment to be sold piece meal consist primarily of inventory and property and equipment.

     On December 23, 1994, the Company adopted a formal plan to sell its printing segment. The anticipated disposal date is approximately May 15, 1995. The assets of the printing products segment to be sold as an operating unit, consist primarily of inventory and property and equipment. The printing company assets were sold during 1995 resulting in a loss of $113,000 in addition the company had a loss from operations of $80,000 prior to the sale.

     On December 31, 1994, the Company adopted a formal plan to dispose of its environmental assembly segment. The disposal was completed on December 31, 1994 with disposition of equipment at a net loss of $4,000 and by transferring remaining miscellaneous equipment to the environmental testing segment.

     In 1994, the Company estimated an additional loss on the disposal of all discontinued operations of $128,000 to be incurred during the phase-out period of January 1, 1995 through December 31, 1995. Due to the additional operating losses incurred during the phase-out period and unanticipated losses on the disposition of certain equipment sales, actual losses of $458,000 were incurred during 1995, exceeding the original estimates by $330,000. Accordingly, the accompanying consolidated statements of operations for 1995 includes the additional loss.

     Net assets to be disposed of for the discontinued segments on the balance sheets at December 31, 1995 and 1994 are as follows:

                                               1995        1994
                                               ----        ----
     Accounts receivable                   $   15,000  $  212,000
     Inventory                                 37,000     132,000
     Other current assets                       1,000       2,000
     Property and equipment                     2,000     608,000
                                           ----------  ----------
      Total assets                         $   55,000  $  954,000
                                           ==========  ==========

     Assets are shown at their expected net realizable values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Operating results of the publishing, navigational products, printing, and environmental assembly segments for the period prior to disposal are shown separately in the accompanying consolidated income statements.

     Net sales of the discontinued segments for 1995, 1994, and 1993 were as follows:

                                          1995          1994           1993
                                          ----          ----           ----
     Publishing                      $     14,000  $  1,533,000   $  1,816,000
     Navigational products                 92,000       176,000        330,000
     Printing                              81,000       128,000        105,000
     Environmental assembly                   -           4,000         15,000
                                     ------------  ------------   ------------
                                     $    187,000  $  1,841,000   $  2,266,000
                                     ============  ============   ============

     These amounts are not included in net sales in the accompanying consolidated statements of operations.

Note 13. Short-term Investments

     Short-term investments consisted of treasury bills and certificates of deposits which are intended to be held until maturity. The following schedule summarizes investment activity for the years ended December 31, 1995 and 1994.

                                                       1995           1994
                                                       ----           ----
     Beginning balance, at cost                   $        -    $         -
     Purchase of investments                         1,550,000            -
     Redemption of investments                        (750,000)           -
     Earnings on investments                             7,000            -
                                                  ------------  -------------
     Ending balance, at cost                      $    807,000  $         -
                                                  ============  =============
     Approximate market value                     $    807,000  $         -
                                                  ============  =============
     At December 31, 1995 the investments are
      scheduled to mature as follows:
       Year ended December 31, 1996               $    807,000
                                                  ============

Note 14. Major Customers

     The following companies are considered major customers which accounted for ten percent or more of total revenues in 1995, 1994 and 1993.

                                 Percentage     Service
                                 ----------     -------
                              1995  1994  1993
                              ----  ----  ----
     Newmont Gold             23%    -     -    Environmental
                                                testing
     Dames and Moore          10%    -     -    Environmental
                                                testing

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Note Receivable

      The note receivable on December 31, 1995, consisted of $49,000 due from the sale of printing equipment, building and other assets, part of which is shown in current assets. The note receivable is secured by above assets. The note has an interest rate of 9%.

             Maturities on this note are as follows:
                  1996             $     3,000
                  1997                   4,000
                  1998                   4,000
                  1999                   4,000
                  2000                   5,000
                  Thereafter            29,000
                                   -----------
                                   $    49,000
                                   ===========

                    HOCKER, LOVELETT, HARGENS & YENNIE, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Hawks Industries, Inc.
Casper, Wyoming

In connection with our audits of the consolidated financial statements of Hawks Industries, Inc. as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, which report thereon dated February 20, 1996 is incorporated by reference in this annual report on Form 10-K, we also audited the financial statement schedules listed in the accompanying index at Item 14(a)(2) as of and for the years ended December 31, 1995, 1994 and 1993. In our opinion these financial statement schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


                            /s/   Hocker, Lovelett, Hargens & Yennie, P.C.


Casper, Wyoming
February 20, 1996

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                      SCHEDULE V - PROPERTY AND EQUIPMENT
                                      Balance At                    Impairments,      Other       Balance at
                                      Beginning       Additions     Retirements        and          End of
Classification                        Of Period        At Cost       And Sales      Transfers       Period
--------------                        ---------        -------       ---------      ---------       ------
Year ended December 31, 1995
  Nonproducing oil and gas
    properties                      $       70,000  $         -   $       (37,000)$     (2,000) $       31,000
  Producing oil and gas properties       1,178,000        189,000             -          2,000       1,369,000
  Furniture and fixtures                   267,000         30,000         (98,000)     117,000         316,000
  Transportation equipment                 233,000         61,000         (18,000)          -          276,000
  Buildings and lsehold. imp.              887,000          6,000         (87,000)       7,000         813,000
  Engineering and lab equip.               946,000        124,000         (94,000)          -          976,000
  Other                                    121,000            -           (10,000)      13,000         124,000
  Discontinued operations                1,242,000          1,000      (1,098,000)    (137,000)          8,000
                                    --------------  ------------- --------------- ------------  --------------
                                    $    4,944,000  $     411,000 $    (1,442,000)$         -   $    3,913,000
                                    ==============  ============= =============== ===========   ==============

Year ended December 31, 1994:
  Nonproducing oil and gas
    properties                      $      104,000  $         -   $       (34,000)$         -   $       70,000
  Producing oil and gas
  properties                             1,155,000         33,000         (10,000)          -        1,178,000
  Furniture and fixtures                   257,000         12,000          (2,000)          -          267,000
  Transportation equipment                 214,000         46,000         (27,000)          -          233,000
  Buildings and lsehold. imp.              697,000        190,000             -             -          887,000
  Engineering and lab equip.               747,000        191,000             -          8,000         946,000
  Other                                    155,000         20,000         (54,000)          -          121,000
  Discontinued operations                1,298,000         19,000         (67,000)      (8,000)      1,242,000
                                    --------------  ------------- --------------- ------------  --------------
                                    $    4,627,000  $     511,000 $      (194,000)$         -   $    4,944,000
                                    ==============  ============= ============================  ==============

Year ended December 31, 1993:
  Nonproducing oil and gas
    properties                      $      139,000  $         -   $       (35,000)$         -   $      104,000
  Producing oil and gas properties       1,150,000          5,000             -             -
  Furniture and fixtures                   244,000         10,000             -          3,000         257,000
  Transportation equipment                 170,000         44,000             -             -          214,000
  Buildings and lsehold. imp.              585,000        112,000             -             -          697,000
  Engineering and lab equip.               644,000        106,000             -         (3,000)        747,000
  Other                                    146,000         24,000         (15,000)          -          155,000
  Discontinued operations                1,194,000        109,000          (5,000)          -        1,298,000
                                    --------------  ------------- --------------- ------------  --------------
                                    $    4,272,000  $     410,000 $       (55,000)$         -   $    4,627,000
                                    ==============  ============= =============== ============  ==============

Depreciation and depletion are provided by the following methods:

  Producing properties - unit-of-production
  Furniture and fixtures - straight-line
  Transportation equipment - straight-line and declining balance
  Building and leasehold improvements - straight-line
  Machinery and equipment - straight-line
  Engineering and lab equipment - straight line and declining balance

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
              SCHEDULE VI - ACCUMULATED DEPLETION AND DEPRECIATION
                               Balance At    Charges                              Balance At
                               Beginning        To      Retirements                 End Of
Classification                 Of Period     Expenses    And Sales      Other       Period
--------------                 ---------     --------    ---------      -----       ------
Year ended December 31, 1995
  Producing oil and gas
   properties                 $    743,000 $    39,000 $         -   $      -   $    782,000
  Furniture and fixtures           232,000      13,000      (95,000)     44,000      194,000
  Transportation equipment         160,000      25,000      (16,000)        -        169,000
  Buildings and lsehold. imp.      165,000      27,000      (14,000)        -        178,000
  Engineering and lab equip.       600,000      66,000      (12,000)        -        654,000
  Other                              5,000       1,000           -        9,000       15,000
  Discontinued operations          634,000      76,000     (651,000)    (53,000)       6,000
                              ------------ ----------- ------------  ----------  -----------
                              $  2,539,000 $   247,000 $   (788,000) $      -   $  1,998,000
                              ============ =========== ============  ========== ============

Year ended December 31, 1994:
  Producing oil and gas
   properties                 $    734,000 $    19,000 $    (10,000) $      -   $    743,000
  Furniture and fixtures           225,000       8,000       (1,000)        -        232,000
  Transportation equipment         163,000      21,000      (24,000)        -        160,000
  Buildings and lsehold. imp.      139,000      25,000        1,000         -        165,000
  Engineering and lab equip.       524,000      75,000        1,000         -        600,000
  Other                             59,000         -        (54,000)        -          5,000
  Discontinued operations          539,000     116,000      (21,000)        -        634,000
                              ------------ ----------- ------------  ---------- ------------
                              $  2,383,000 $   264,000 $   (108,000) $      -   $  2,539,000
                              ============ =========== ============  ========== ============

Year ended December 31, 1993:
  Producing oil and gas
   properties                 $    716,000 $    18,000 $         -   $      -   $    734,000
  Furniture and fixtures           212,000      11,000           -        2,000      225,000
  Transportation equipment         142,000      21,000           -          -        163,000
  Buildings and lsehold. imp.      118,000      21,000           -          -        139,000
  Engineering and lab equip.       418,000      99,000           -        7,000      524,000
  Other                             73,000       2,000      (16,000)        -         59,000
  Discontinued operations          432,000     113,000       (6,000)        -        539,000
                              ------------ ----------- ------------  ---------- ------------
                              $  2,111,000 $   285,000 $    (22,000) $    9,000 $  2,383,000
                              ============ =========== ============  ========== ============

Depreciation and depletion are provided by the following methods:

  Producing properties - unit-of-production
  Furniture and fixtures - straight-line
  Transportation equipment - straight-line and declining balance
  Buildings and leasehold improvements - straight-line
  Machinery and equipment - straight-line
  Engineering and lab equipment - straight line and declining balance

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     Balance At   Charged    Charged              Balance At
                                     Beginning      To       To Other               End Of
Classification                       Of Period    Expense    Accounts   Deduction   Period
--------------                       ---------    -------    --------   ---------   ------
Year ended December 31, 1995
  Allowance for impairments,
   nonproducing oil and gas
   properties                        $   21,000 $   37,000  $   15,000 $      -   $   43,000
  Allowance for doubtful accounts
   receivable                               -           -          -          -           -
Year ended December 31, 1994
  Allowance for impairments,
   nonproducing oil and gas
   properties                        $    4,000 $   34,000  $   17,000 $      -   $   21,000
  Allowance for doubtful accounts
   receivable                               -           -          -          -           -
Year ended December 31, 1993:
  Allowance for impairments,
   nonproducing oil and gas
   properties                        $   22,000 $   34,000  $   52,000 $      -   $    4,000
  Allowance for doubtful accounts
   receivable                               -           -          -          -           -

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                                                                                                    Weighted
                                                                     Maximum        Average          Average
                                                     Weighted        Amount          Amount         Interest
                                      Balance        Average       Outstanding    Outstanding         Rate
                                       At End        Interest      During The      During The      During The
Short-Term Borrowings                Of Period       Rate (A)        Period        Period (B)      Period (C)
---------------------                ---------       --------        ------        ----------      ----------
Year ended December 31, 1995
 bank                               $   230,000       8.41%       $    300,000   $     203,000       6.83%
Year ended December 31, 1994
 bank                               $   157,000       8.85%       $    592,000   $     492,000       8.95%
Year ended December 31, 1993,
 bank                               $   369,000       8.00%       $    465,000   $     346,000       7.78%

(A) Weighted average interest rate is computed by adding the interest rates for each loan and dividing by the number of loans outstanding.

(B) Average amount outstanding during the period is computed by dividing the total of the month-end balances by twelve.

(C) Weighted average interest rate during the year is computed by dividing the actual short-term interest expense by the average short-term balance outstanding during the year.

                           SCHEDULE X - SUPPLEMENTARY
                          INCOME STATEMENT INFORMATION
                      Item
                      ----

For the year ended December 31, 1995:
 Maintenance and repairs                               $   89,000
                                                       ==========
 Taxes other than income taxes:
   Production taxes                         $  10,000
   Payroll taxes                              132,000
   Property taxes                               8,000
   Other                                       18,000  $  168,000
                                            ---------  ==========
For the year ended December 31, 1994:
 Maintenance and repairs                               $  120,000
                                                       ==========
 Taxes other than income taxes:
   Production taxes                         $  12,000
   Payroll taxes                              156,000
   Property taxes                              11,000
   Other                                       19,000  $  198,000
                                            ---------  ==========
For the year ended December 31, 1993:
 Maintenance and repairs                               $  151,000
                                                       ==========
 Taxes other than income taxes:
   Production taxes                         $   8,000
   Payroll taxes                              163,000
   Property taxes                               4,000
   Other                                       18,000  $  193,000
                                            ---------  ==========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     -NONE-


                                    PART III

The information called for by Items 10, 11, 12, and 13 is incorporated by reference from the Company's Definitive Proxy Materials to be filed pursuant to Regulation 14 A.


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K


(a)  The following documents are filed as part of this Report:

     1. Financial Statements:
        Report of Certified Public Accountants
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Shareholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

     2. Financial Statement Schedules and Exhibits required to be filed by Item 8 of this form and by paragraph (d) of this
Item:

        Report of Certified Public Accountants on Schedules
        Schedule V - Property and Equipment
        Schedule VI - Accumulated Depletion and Depreciation
        Schedule VIII - Valuation and Qualifying Accounts and Reserves
        Schedule IX - Short-Term Borrowings
        Schedule X - Supplementary Income Statement Information

(b)  Reports on Form 8-K



                                   SIGNATURES



Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HAWKS INDUSTRIES, INC.

                                   Joseph J. McQuade, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.


Signatures                                        Date
----------                                        ----



Joseph J. McQuade                                           March 26, 1996
----------------------------------------------
Joseph J. McQuade, President,
Principal Executive Officer
and Director


Bill Ukele                                                  March 26, 1996
----------------------------------------------
Bill Ukele
Chief Financial Officer


Dwight B. Despain                                           March 26, 1996
----------------------------------------------
Dwight B. Despain
Director


James E. Meador, Jr.                                        March 26, 1996
----------------------------------------------
James E. Meador, Jr.
Director


Bruce A. Hinchey                                            March 26, 1996
----------------------------------------------
Bruce A. Hinchey
Director


Gerald E. Moyle                                             March 26, 1996
----------------------------------------------
Gerald E. Moyle
Director



                    HOCKER, LOVELETT, HARGENS & YENNIE, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS



                                  EXHIBIT 18.0
                LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLES


Board of Directors
Hawks Industries, Inc.
Casper, Wyoming


Please refer to our Independent Auditors' Report for a description of the qualification of our opinion based on the financial statements not being prepared in conformity with generally accepted accounting principles. The Company has elected to forego application of SFAS 109, "Accounting for Income Taxes."


                              /s/ Hocker, Lovelett, Hargens & Yennie, P.C.



Casper, Wyoming
February 20, 1996



                                  EXHIBIT 21.0
                       LIST OF SUBSIDIARIES OF REGISTRANT

           HAWKS INDUSTRIES, INC. SUBSIDIARIES-STATE OF INCORPORATION
                               DECEMBER 31, 1995

     Company                              Parent      State
Burton-Hawks Exploration Co., Ltd         (Hawks     Colorado
                                          Ind.)
SanTech, Inc.                             (IAP,      Wyoming
                                          Inc.)
Western Environmental Services Inc.       (WEST,     Colorado
                                          Inc.)
Western Environmental Services and        (Hawks     Wyoming
Testing, Inc.                             Ind.)


