Form 10-Q
period 1996-03-31
HAWKS INDUSTRIES INC
filed 1996-05-15
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996Commission File Number: 0-5781


                     HAWKS INDUSTRIES, INC.
- - - -----------------------------------------------------------------

     (Exact name of registrant as specified in its charter)


      Delaware                                 83-0211955
- - - ---------------------                   -------------------------

(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)


             913 Foster Road, Casper, Wyoming  82601
- - - -----------------------------------------------------------------

            (Address of principal executive offices)



Registrant's telephone number, including area code (307) 234-1593
                                                  --------------------


                            N/A
- - - -----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                   NO
    ----                    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



       Class                       Outstanding at March 31, 1996
- - - --------------------               ------------------------------

Capital Stock, $.01 par value                26,788,858










                                     INDEX
                                     -----



                                                      PAGE

PART I    FINANCIAL INFORMATION                        3

          Consolidated Balance Sheets
             March 31, 1996 and December 31, 1995      4

          Consolidated Statements of Operations
             Three months ended March 31, 1996
             and 1995                                  5

          Consolidated Statements of Cash Flows
             Three months ended March 31, 1996
             and 1995                                  6

          Notes to Consolidated Financial Statements   7

          Management's Discussion and Analysis of
             Financial Condition and Results
             of Operation                             12


PART II   OTHER INFORMATION                           14










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

These statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ending December 31, 1995.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                      March 31,     December
                                                                      31,
                                                        1996          1995
                                                        ----          ----

                                                     (unaudited)
- - - ---
                       ASSETS
                       ------

CURRENT ASSETS
   Cash (including certificates of deposit 1996
     $3,000; 1995 $3,000)                           $    208,000  $    197,000
   Accounts receivable                                   490,000       719,000
   Short-term investments                                802,000       807,000
   Inventory                                              26,000        37,000
   Costs in excess of billings                            20,000         7,000
   Other current assets                                  105,000        52,000
                                                    ------------  ------------

      Total current assets                             1,651,000     1,819,000
                                                    ------------  ------------

PROPERTY AND EQUIPMENT, net (successful efforts
method)                                                2,038,000     1,915,000
                                                    ------------  ------------

NOTE RECEIVABLE                                           45,000        46,000
                                                    ------------  ------------

OTHER ASSETS                                             228,000       235,000
                                                    ------------  ------------

                                                    $  3,962,000  $  4,015,000
                                                    ============  ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
   Notes payable                                    $    240,000  $    230,000
   Current maturities of long-term debt                  113,000        87,000
   Accounts payable                                      169,000       148,000
   Accrued liabilities                                    83,000        65,000
                                                    ------------  ------------

      Total current liabilities                          605,000       530,000
                                                    ------------  ------------

LONG-TERM DEBT                                           502,000       493,000
                                                    ------------  ------------

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, $.01 par value; authorized
        19,940,000 shares; no shares issued                  -             -
      Common stock, $.01 par value; authorized
        100,000,000 shares; outstanding 1996 -
        26,788,858 shares; 1995 - 26,788,858 shares      268,000       268,000
   Capital in excess of par value of common stock      2,586,000     2,586,000
   Retained earnings (deficit) (since elimination of
     deficit at December 31, 1988)                         1,000       138,000
                                                    ------------  ------------

                                                       2,855,000     2,992,000
                                                    ------------  ------------

                                                    $  3,962,000  $  4,015,000
                                                    ============  ============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31 1996 AND 1995
                                  (UNAUDITED)

                                                                    1996            1995
                                                                    ----            ----

Operating revenue:
   Oil and gas                                                 $       44,000  $       48,000
   Environmental                                                      560,000         511,000
   Gain on sale of assets                                               2,000           1,000
                                                               --------------  --------------

                                                                      606,000         560,000
                                                               --------------  --------------

Operating expenses:
   Oil and gas                                                         22,000          24,000
   Environmental                                                      589,000         519,000
   Depreciation, depletion and amortization                            52,000          46,000
   General and administrative                                          72,000          28,000
                                                               --------------  --------------

                                                                      735,000         617,000
                                                               --------------  --------------

Operating loss from continuing operations                            (129,000)        (57,000)
Other income (expense):
   Interest income                                                     14,000          17,000
   Interest expense                                                   (16,000)        (18,000)
                                                               --------------  --------------

Loss from continuing operations before taxes                         (131,000)        (58,000)
                                                               --------------  --------------

Provision for taxes:
   Current                                                                -               -
   Deferred                                                               -               -
                                                               --------------  --------------
                                                                          -               -
                                                               --------------  --------------


Loss from continuing operations                                      (131,000)        (58,000)
Discontinued operations                                                (6,000)        (88,000)
                                                               --------------  --------------
Net loss                                                       $     (137,000) $     (146,000)
                                                               ==============  ==============

Weighted average number of common shares outstanding               26,788,858      26,322,782
                                                                =============  ==============

Loss per common share:
   Loss from continuing
   operations                                                  $         (.01) $         (.00)
   Discontinued operations                                               (.00)           (.01)
                                                               --------------  --------------
                                                               $         (.01) $         (.01)
                                                               ==============  ==============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                                                                   1996             1995
                                                                   ----             ----

Cash flows from operating activities:
   Loss from continuing operations                             $    (131,000)  $      (58,000)
   Adjustment to reconcile net loss to net cash provided:
       Depreciation, depletion and amortization                       52,000           46,000
       Impairment of non producing oil and gas property                1,000            3,000
       Gain on sale of assets                                         (2,000)             -
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                             219,000           24,000
         Decrease (increase) in short-term investments                 5,000       (1,086,000)
         Decrease (increase) in inventory and other current
            assets                                                   (64,000)          28,000
         Decrease in deferred loss on discontinued                        -           (24,000)
            operations
         (Decrease) increase in accounts payable and
            accrued expenses                                          39,000          (72,000)
                                                               -------------   --------------
                                                                     119,000       (1,139,000)

     Operating cash flow from discontinued operations                 15,000          (62,000)
                                                               -------------   --------------

Net cash flow provided by (used in) operating activities             134,000       (1,201,000)
                                                               -------------   --------------


Cash flows from investing activities:
   Purchases of property and equipment                              (172,000)        (155,000)
   Proceeds from sale of properties                                    2,000              -
   Increase in other assets                                               -           (19,000)
   Decrease in note receivable                                         1,000              -
                                                               -------------   --------------
                                                                    (169,000)        (174,000)

  Investing cash flow from discontinued operations                     1,000           16,000
                                                               -------------   --------------
Net cash flow used in investing activities                          (168,000)        (158,000)
                                                               -------------   --------------


Cash flows from financing activities:
   Proceeds from debt obligations incurred                            66,000          125,000
   Reduction of debt obligations                                     (21,000)         (32,000)
                                                               -------------   --------------

                                                                      45,000           93,000

   Financing cash flow from discontinued operations                       -           (30,000)
                                                               -------------   --------------
Net cash provided by financing activities                             45,000           63,000
                                                               -------------   --------------

Increase (decrease) in cash and cash equivalents                      11,000       (1,296,000)
Cash and cash equivalents at beginning of year                       197,000        1,340,000
                                                               -------------   --------------

Cash and cash equivalents at end of year                       $     208,000   $       44,000
                                                               =============   ==============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at March 31, 1996 and December 31, 1995 consists of the following:
                                                         1996          1995
                                                         ----          ----

Nonproducing oil and gas properties, net of
  valuation allowance of $14,000 in 1996 and $43,000
  in 1995                                           $     30,000  $     31,000
Producing oil and gas properties                       1,429,000     1,369,000
Furniture and fixtures                                   328,000       316,000
Transportation equipment                                 300,000       276,000
Buildings and leasehold improvements                     819,000       818,000
Machinery and equipment                                        -         3,000
Engineering and lab equipment                          1,043,000       976,000
Other                                                    118,000       124,000
                                                    ------------  ------------

                                                       4,067,000     3,913,000
Less accumulated depreciation and depletion            2,029,000     1,998,000
                                                    ------------  ------------

                                                    $  2,038,000  $  1,915,000
                                                    ============  ============


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets
Notes payable at March 31, 1996 and December 31, 1995 are as follows:
                                                         1996          1995
                                                         ----          ----

Revolving lines of credit $300,000 interest at 6.5%
  maturing June 23, 1996 collateralized by
  certificate of deposit                            $    240,000  $    230,000
                                                    ============  ============

Long-Term debt at March 31, 1996 and December 31, 1995 is as follows:
                                                         1996          1995
                                                         ----          ----

Mortgage note payable to bank, interest set at
  3.125% above U.S. Treasury Bill index for one year
  each June 1st, (10.2% at March 31, 1996), payable
  $1,511 per month including interest until April 1,
  2003, collateralized by office building           $     91,000  $     93,000

Mortgage note payable to City of Casper, interest at
  4%, payable $859 per month including interest
  until June 8, 1998 then balance due in lump sum,
  collateralized by office building and warehouse        152,000       153,000

Mortgage notes payable to W.D. Hodges and Jim Ferris
  Properties, interest at 9% payable $971 per month
  until September 17, 2013, collateralized by
  building                                               102,000       103,000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)
                                                         1996          1995
                                                         ----          ----


Mortgage note payable to bank, interest set at 4%
  above U.S. Treasury Bill index for one year each
  April 1st, (10.375% at March 31, 1996) payable
  $1,635 per month including interest until March
  22, 2009, collateralized by office building            111,000       112,000

                                                    $             $

Lease payable, Eaton Financial Corporation, payable
  $1,227 per month including interest,
  collateralized by computer equipment                    19,000        22,000

Note payable, State of Wyoming, interest at
  4%, due in quarterly installments of
  approximately $4,000 including interest
  until May 14, 1998, unsecured                           38,000        38,000
Installment loans payable, due at various times from
  October 1996 to August 1999, interest rates from
  7% to 10%, secured by equipment                        102,000        59,000
                                                    ------------  ------------

                                                         615,000       580,000

Less current maturities                                  113,000        87,000
                                                    ------------  ------------

                                                    $    502,000  $    493,000
                                                    ============  ============

Aggregate maturities of long-term debt are as follows:

1996           $  88,000
1997              94,000
1998             187,000
1999              30,000
2000              30,000
Thereafter       186,000
               ---------
               $ 615,000
               =========

Actual cash payments for interest during the periods ended March 31, 1996 and 1995 were $16,000 and $19,000 respectively.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Financial Information Relating to Industry Segments
                                                        1996          1995
                                                        ----          ----

Sales to unaffiliated customers:
   Oil and gas industry                             $     45,000  $     49,000
   Environmental testing and management industry         561,000       511,000
                                                    ------------  ------------

                                                    $    606,000  $    560,000
                                                    ============  ============

  Discontinued operations                           $     17,000  $     69,000
                                                    ============  ============

Operating profit or (loss):
   Oil and gas industry                             $    (23,000) $      2,000
   Environmental testing and management industry         (56,000)      (31,000)
   Unallocated corporate expenses                        (50,000)      (28,000)
                                                    ------------  ------------

                                                    $   (129,000) $    (57,000)
                                                    ============  ============

   Discontinued operations                          $     (6,000) $    (90,000)
                                                    ============  ============

Identifiable assets:
   Oil and gas industry                             $    668,000  $    620,000
   Environmental testing and management industry       1,129,000       880,000
   Corporate assets                                    2,080,000     2,378,000
   Discontinued operations                                85,000       708,000
                                                    ------------  ------------

                                                    $  3,962,000  $  4,586,000
                                                    ============  ============

Capital expenditures:
   Oil and gas industry                             $     61,000  $    127,000
   Environmental testing and management industry         110,000        28,000
   Other capital expenditures                              1,000           -
   Discontinued operations                                   -           1,000
                                                    ----------    ------------

                                                    $    172,000  $    156,000
                                                    ============  ============

Depreciation, depletion and amortization:
   Oil and gas industry                             $     10,000  $      9,000
   Environmental testing and management industry          28,000        23,000
   Other depreciation, depletion and amortization         14,000        14,000
                                                    ------------  ------------

                                                    $     52,000  $     46,000
                                                    ============  ============

   Discontinued operations                          $        -    $     22,000
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

     Accounts receivable      $  130,000
     Inventory                   293,000
     Other current assets        205,000
     Property and equipment       20,000
     Book masters and
     copyright                    50,000
                              ----------
     Other assets             $  698,000
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

     On December 23, 1994, the Company adopted a formal plan to sell its printing segment. The anticipated disposal date was approximately June 30, 1995. The assets of the printing products segment to be sold as an operating unit, consist primarily of inventory and property and equipment. The printing company assets were sold during 1995 resulting in a loss of $113,000 in addition the company had a loss from operations of $80,000 prior to the sale.

     On December 31, 1994, the Company adopted a formal plan to dispose of its envrionmental assembly segment. The disposal was completed on December 31, 1994 with disposition of equipment at a net loss of $4,000 and by transferring remaining miscellaneous equipment to the environmental testing segment.

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


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Discontinued Operations (cont.)

     Net assets to be disposed of for the discontinued segments on the balance sheets at March 31, 1996 and December 31, 1995 are as follows:

                                              1996        1995
                                              ----        ----

     Accounts receivable                   $    5,000  $   15,000
     Inventory                                 26,000      37,000
     Other current assets                         -         1,000
     Property and equipment                     2,000       2,000
                                           ----------  ----------

       Total assets                        $   33,000  $   55,000
                                           ==========  ==========

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

     Net sales of the discontinued segments for 1996 and 1995 were as follows:

                                              1996        1995
                                              ----        ----

     Publishing                            $      -    $    6,000
     Navigational products                     17,000      33,000
     Printing                                     -        30,000
     Environmental assembly                       -           -
                                           ----------  ----------
                                           $   17,000  $   69,000
                                           ==========  ==========

     These amounts are not included in net sales in the accompanying consolidated statements of operations.



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
- - - -------------------------------


As of the date of this report the Company has working capital of $1,046,000 which is deemed adequate for all transactions due in the normal course of business. The Company generated $134,000 in cash flow from operations during the first quarter of 1996. The Company purchased approximately $169,000 worth of equipment and other assets and financed $66,000 of those purchases. In addition, long term debt was reduced by $21,000. This yields an approximate $11,000 increase in cash flows over the quarter.

It is expected that $30,000 to $50,000 proceeds will be received from the sale of the SanTech navigational supplies business during 1996. It is further anticipated that the Company will lease or sell its facilities at 6WN Road in Casper, sometime during the fiscal year 1996. Such a sale would have significant positive impacts on the Company's liquidity and capital resources. Long term debt would be reduced approximately $250,000 and a sale should also yield $150,000 to $250,000 in additional cash.

The following information is provided for the three month period ending March
31, 1996 and year ending December 31, 1995.
                                                         1996          1995
                                                         ----          ----

Working capital                                     $  1,046,000  $  1,289,000

Working capital ratio                                   2.7:1         3.4:1

Long-term debt to equity                                1:5.7         1:6.0

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Results of Operations:
- - - ---------------------


In the first quarter of 1996, the Company reported a loss of $137,000 compared to a loss of $146,000 in 1995. It is expected that more profitable earnings will incur in the peak seasons of the Company's business in second, third and fourth quarters of the year.

Oil and Gas:

Oil and gas revenues were $44,000 during the first quarter of 1996 compared to $48,000 in the first quarter of 1995. Decreased production levels at the Cedar Rim Field in Utah accounted for this slight decline. Correspondingly, oil and gas costs were $22,000 for the quarter as opposed to $24,000 in the same period in 1995.

Environmental Engineering :

Environmental engineering revenues have increased from $511,000 in 1995's first quarter to $560,000 in the first quarter of 1996. Demand for the Company's services continues to increase and at the writing of this report the Company's crews are gearing up for what appears to be a very busy summer season. Correspondingly, the costs of generating environmental engineering revenues have also increased in approximately the same ratio from $519,000 in 1995 to $589,000 in 1996.
Additional Information:

The Company had depreciation, depletion and amortization of $52,000 in the first quarter of 1996, similar to the $46,000 in the same quarter of 1995. It is estimated that depreciation and depletion will remain relatively constant for each successive quarter during 1996.

General and administrative costs were $72,000 for the quarter as opposed to $28,000 for the first quarter in 1995. This increase does not reflect increase in spending, but rather, costs which were absorbed by discontinued subsidiaries in the past which the Company has been unable to eliminate are now being absorbed by the parent company in its general and administrative expenses.

Interest expense was $16,000 for the quarter as opposed to $18,000 for the same quarter in 1995. This decrease reflects the relatively low interest rates on a declining principle balance.

Income taxes:

Although the Company has significant net operating loss carryforwards, investment tax credit carryforwards, and other carryforward items, and accordingly will not be liable for ordinary income tax, the Company may be liable for corporate alternative minimum tax. Therefore a provision for alternative minimum tax may be made during the year. As of the end of the first quarter no such provision was necessary.

In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, deferred taxes are required to be provided in accordance with Financial Accounting Statement No. 109. The Company has taken the position that to provide such disclosure is not only meaningless but somewhat distortive. As of the first quarter 1996 no such income tax provision would have been necessary.
                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b)  None
                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                HAWKS INDUSTRIES, INC.
                                (Registrant)
Date:   May 14, 1996            By:     Joseph J. McQuade
                                        ------------------------------------
                                        Joseph J. McQuade, President and
                                        Chief Executive Officer

Date:   May 14, 1996            By:     Bill Ukele
                                        ------------------------------------
                                        Bill Ukele, Controller and