Form 10-Q
period 1996-06-30
HAWKS INDUSTRIES INC
filed 1996-08-12
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996Commission File Number: 0-5781


                     HAWKS INDUSTRIES, INC.
- -----------------------------------------------------------------

     (Exact name of registrant as specified in its charter)


      Delaware                                 83-0211955
- ---------------------                   -------------------------

(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)


             913 Foster Road, Casper, Wyoming  82601
- -----------------------------------------------------------------

            (Address of principal executive offices)



Registrant's telephone number, including area code (307) 234-1593
                                                  --------------------


                            N/A
- -----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                   NO
    ----                    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



       Class                        Outstanding at June 30, 1996
- --------------------               ------------------------------

Capital Stock, $.01 par value                26,788,858










                                     INDEX
                                     -----



                                                      PAGE

PART I    FINANCIAL INFORMATION                        3

          Consolidated Balance Sheets
             June 30, 1996 and December 31, 1995       4

          Consolidated Statements of Operations
             Three months and six months ended
             June 30, 1996 and 1995                    5

          Consolidated Statements of Cash Flows
             Six months ended June 30, 1996 and 1995   6

          Notes to Consolidated Financial Statements   7

          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operation                                12


PART II   OTHER INFORMATION                           15










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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                      June 30,      December
                                                                      31,
                                                        1996          1995
                                                        ----          ----
                                                     (unaudited)
                       ASSETS
                       ------

CURRENT ASSETS
   Cash (including certificates of deposit 1996
     $3,000; 1995 $3,000)                           $    242,000  $    197,000
   Accounts receivable                                   483,000       719,000
   Short-term investments                                554,000       807,000
   Inventory                                              21,000        37,000
   Costs in excess of billings                            33,000         7,000
   Other current assets                                  105,000        52,000
                                                    ------------  ------------
      Total current assets                             1,438,000     1,819,000
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, net (successful efforts
 method)                                               2,051,000     1,915,000
                                                    ------------  ------------
NOTE RECEIVABLE                                           43,000        46,000
                                                    ------------  ------------
OTHER ASSETS                                             221,000       235,000
                                                    ------------  ------------
                                                    $  3,753,000  $  4,015,000
                                                    ============  ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
   Notes payable                                    $    300,000  $    230,000
   Current maturities of long-term debt                   99,000        87,000
   Accounts payable                                      105,000       148,000
   Accrued liabilities                                    88,000        65,000
                                                    ------------  ------------
      Total current liabilities                          592,000       530,000
                                                    ------------  ------------
LONG-TERM DEBT                                           484,000       493,000
                                                    ------------  ------------
SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, $.01 par value; authorized
        19,940,000 shares; no shares issued                  -             -
      Common stock, $.01 par value; authorized
        100,000,000 shares; outstanding 1996 -
        26,788,858 shares; 1995 - 26,788,858 shares      268,000       268,000
   Capital in excess of par value of common stock      2,586,000     2,586,000
   Retained earnings (deficit) (since elimination of
     deficit at December 31, 1988)                      (177,000)      138,000
                                                    ------------  ------------
                                                       2,677,000     2,992,000
                                                    ------------  ------------
                                                    $  3,753,000  $  4,015,000
                                                    ============  ============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30 1996 AND 1995
                                  (UNAUDITED)
                                      Three Months Ended              Six Months Ended
                                           June 30,                       June 30,
                                     1996           1995            1996            1995
                                     ----           ----            ----            ----
Operating revenue:
   Oil and gas                  $       37,000  $      48,000  $       81,000  $       96,000
   Environmental                       515,000        791,000       1,075,000       1,302,000
   Gain on sale of assets                4,000             -            6,000           1,000
                                --------------  ------------   --------------  --------------
                                       556,000        839,000       1,162,000       1,399,000
                                --------------  -------------  --------------  --------------
Operating expenses:
   Oil and gas                          18,000         20,000          40,000          44,000
   Environmental                       587,000        638,000       1,176,000       1,157,000
   Depreciation, depletion and
     amortization                       56,000         55,000         108,000         101,000
   General and administrative           65,000         61,000         137,000          89,000
                                --------------  -------------  --------------  --------------
                                       726,000        774,000       1,461,000       1,391,000
                                --------------  -------------  --------------  --------------
Operating income (loss) from
 continuing operations                (170,000)        65,000        (299,000)          8,000
Other income (expense):
   Interest income                      11,000         18,000          25,000          35,000
   Interest expense                    (17,000)       (23,000)        (33,000)        (41,000)
                               --------------  -------------  --------------  --------------
Income (loss) from continuing
 operations before taxes              (176,000)        60,000        (307,000)          2,000
                                --------------  -------------  --------------  --------------
Provision for taxes:
   Current                                 -               -              -               -
   Deferred                                -               -              -               -
                                --------------  -------------  --------------  --------------
                                           -               -              -               -
                                --------------  -------------  --------------  --------------    ------------
Income (loss) from continuing
 operations                           (176,000)        60,000        (307,000)          2,000
Discontinued operations                 (2,000)       (86,000)         (8,000)       (174,000)
                                --------------  -------------  --------------  --------------
Net loss                        $     (178,000) $     (26,000) $     (315,000) $     (172,000)
                                ==============  =============  ==============  ==============
Weighted average number of
 common shares outstanding          26,788,858     26,413,984      26,788,858      26,368,635
                                ==============  ==============  ==============  =============
Income (loss) per common share:
   Income (loss) from
     continuing operations      $         (.01) $         .00  $         (.01) $          .00
   Discontinued operations                (.00)          (.00)           (.00)           (.01)
                                --------------  -------------  --------------  --------------
                                $         (.01) $        (.00) $         (.01) $         (.01)
                                ==============  =============  ==============  ==============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                                                                   1996             1995
                                                                   ----             ----
Cash flows from operating activities:
   Income (loss) from continuing operations                    $    (307,000)  $        2,000
   Adjustment to reconcile net earnings/loss to net cash
   provided:
       Depreciation, depletion and amortization                      108,000          101,000
       Impairment of non producing oil and gas property                3,000            6,000
       Gain on sale of assets                                         (6,000)          (1,000)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                  224,000         (192,000)
         Increase in inventory, costs in excess of billings
            and other current assets                                 (79,000)         (10,000)
         Increase in deferred loss on discontinued
            operations                                                    -            45,000
         Decrease in accounts payable and accrued expenses           (18,000)         (64,000)
                                                               -------------   --------------
                                                                     (75,000)        (113,000)
     Operating cash flow from discontinued operations                 18,000          (12,000)
                                                               -------------   --------------
Net cash flow used in operating activities                           (57,000)        (125,000)
                                                               -------------   --------------
Cash flows from investing activities:
   Purchases of property and equipment                              (238,000)        (227,000)
   Proceeds from sale of properties                                   14,000            2,000
   Increase in other assets                                           (4,000)         (21,000)
   Decrease in note receivable                                         3,000              -
   Decrease (increase) in short-term investments                     253,000         (905,000)
                                                               -------------   --------------
                                                                      28,000       (1,151,000)
  Investing cash flow from discontinued operations                     1,000           30,000
                                                               -------------   --------------
Net cash flow provided by (used in) investing activities              29,000       (1,121,000)
                                                               -------------   --------------
Cash flows from financing activities:
   Proceeds from debt obligations incurred                           126,000          188,000
   Reduction of debt obligations                                     (46,000)         (58,000)
   Proceeds from sale of stock                                            -            30,000
                                                               -------------   --------------
                                                                      80,000          160,000
   Financing cash flow from discontinued operations                   (7,000)         (38,000)
                                                               -------------   --------------
Net cash provided by financing activities                             73,000          122,000
                                                               -------------   --------------
Increase (decrease) in cash and cash equivalents                      45,000       (1,124,000)
Cash and cash equivalents at beginning of year                       197,000        1,340,000
                                                               -------------   --------------
Cash and cash equivalents at end of year                       $     242,000   $      216,000
                                                               =============   ==============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at June 30, 1996 and December 31, 1995 consists of the following:

                                                         1996          1995
                                                         ----          ----
Nonproducing oil and gas properties, net of
  valuation allowance of $14,000 in 1996 and $43,000
  in 1995                                           $     29,000  $     31,000
Producing oil and gas properties                       1,402,000     1,369,000
Furniture and fixtures                                   367,000       316,000
Transportation equipment                                 301,000       276,000
Buildings and leasehold improvements                     818,000       818,000
Machinery and equipment                                      -           3,000
Engineering and lab equipment                          1,064,000       976,000
Other                                                    119,000       124,000
                                                    ------------  ------------
                                                       4,100,000     3,913,000
Less accumulated depreciation and depletion            2,049,000     1,998,000
                                                    ------------  ------------
                                                    $  2,051,000  $  1,915,000
                                                    ============  ============

Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at June 30, 1996 and December 31, 1995 are as follows:

                                                         1996          1995
                                                         ----          ----
Revolving lines of credit $300,000 interest at 6.25%
  maturing June 23, 1997 collateralized by
  certificate of deposit                            $    300,000  $    230,000
                                                    ============  ============

Long-Term debt at June 30, 1996 and December 31, 1995 is as follows:

                                                         1996          1995
                                                         ----          ----
Mortgage note payable to bank, interest set at
  3.125% above U.S. Treasury Bill index for one year
  each June 1st, (9.325% at June 30, 1996), payable
  $1,471 per month including interest until April 1,
  2003, collateralized by office building           $     89,000  $     93,000

Mortgage note payable to City of Casper, interest at
  4%, payable $859 per month including interest
  until June 8, 1998 then balance due in lump sum,
  collateralized by office building and warehouse        151,000       153,000

Mortgage notes payable to W.D. Hodges and Jim Ferris
  Properties, interest at 9% payable $971 per month
  until September 17, 2013, collateralized by
  building                                               102,000       103,000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)

                                                         1996          1995
                                                         ----          ----

Mortgage note payable to bank, interest set at 4%
  above U.S. Treasury Bill index for one year each
  April 1st, (9.5% at June 30, 1996) payable $1,222
  per month including interest until March 22, 2009,
  collateralized by office building                 $    108,000  $    112,000

Lease payable, Eaton Financial Corporation, payable
  $1,227 per month including interest,
  collateralized by computer equipment                    16,000        22,000

Note payable, State of Wyoming, interest at 4%, due
  in quarterly installments of approximately $4,000
  including interest until May 14, 1998, unsecured        31,000        38,000

Installment loans payable, due at various times from
  October 1996 to August 1999, interest rates from
  7% to 10%, secured by equipment                         86,000        59,000
                                                    ------------  ------------
                                                         583,000       580,000
Less current maturities                                   99,000        87,000
                                                    ------------  ------------
                                                    $    484,000  $    493,000
                                                    ============  ============

Aggregate maturities of long-term debt are as follows:
1996           $  54,000
1997              88,000
1998             184,000
1999              25,000
2000              23,000
Thereafter       209,000
               ---------
               $ 583,000
               =========

Actual cash payments for interest during the periods ended June 30, 1996 and 1995 were $33,000 and $43,000 respectively.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Financial Information Relating to Industry Segments
                                                        1996          1995
                                                        ----          ----
Sales to unaffiliated customers:
   Oil and gas industry                             $     86,000  $     97,000
   Environmental testing and management industry       1,076,000     1,302,000
                                                    ------------  ------------
                                                    $  1,162,000  $  1,399,000
                                                    ============  ============
  Discontinued operations                           $     29,000  $    122,000
                                                    ============  ============
Operating profit or (loss):
   Oil and gas industry                             $    (45,000) $    (23,000)
   Environmental testing and management industry        (157,000)       95,000
   Unallocated corporate expenses                        (97,000)      (64,000)
                                                    ------------  ------------
                                                    $   (299,000) $      8,000
                                                    ============  ============
   Discontinued operations                          $     (8,000) $   (176,000)
                                                    ============  ============
Identifiable assets:
   Oil and gas industry                             $    631,000  $    616,000
   Environmental testing and management industry       1,165,000     1,111,000
   Corporate assets                                    1,895,000     2,449,000
   Discontinued operations                                62,000       548,000
                                                    ------------  ------------
                                                    $  3,753,000  $  4,724,000
                                                    ============  ============
Capital expenditures:
   Oil and gas industry                             $     33,000  $    136,000
   Environmental testing and management industry         163,000        91,000
   Other capital expenditures                             42,000           -
   Discontinued operations                                   -           1,000
                                                    ------------  ------------
                                                    $    238,000  $    228,000
                                                    ============  ============
Depreciation, depletion and amortization:
   Oil and gas industry                             $     21,000  $     26,000
   Environmental testing and management industry          57,000        49,000
   Other depreciation, depletion and amortization         33,000        32,000
                                                    ------------  ------------
                                                    $    111,000  $    107,000
                                                    ============  ============
   Discontinued operations                          $        -    $     41,000
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

     On December 23, 1994, the Company adopted a formal plan to sell its printing segment. The anticipated disposal date was approximately June 30, 1995. The assets of the printing products segment to be sold as an operating unit, consisted primarily of inventory and property and equipment. The printing company assets were sold during 1995 resulting in a loss of $113,000 in addition the company had a loss from operations of $80,000 prior to the sale.

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


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Discontinued Operations (cont.)

     Net assets to be disposed of for the discontinued segments on the balance sheets at June 30, 1996 and December 31, 1995 are as follows:
                                                       1996           1995
                                                       ----           ----
     Accounts receivable                           $      3,000   $     15,000
     Inventory                                           21,000         37,000
     Other current assets                                    -           1,000
     Property and equipment                               1,000          2,000
                                                   ------------   ------------
       Total assets                                $     25,000   $     55,000
                                                   ============   ============

     Assets are shown at their expected net realizable values.

     Net sales of the discontinued segments for 1996 and 1995 were as follows:
                                                       1996           1995
                                                       ----           ----
     Publishing                                    $         -    $     10,000
     Navigational products                               29,000         47,000
     Printing                                                -          65,000
     Environmental assembly                                  -             -
                                                   ------------   ------------
                                                   $     29,000   $    122,000
                                                   ============   ============

     These amounts are not included in net sales in the accompanying consolidated statements of operations.



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
- -------------------------------


As of the date of this report the Company has working capital of $846,000 which is deemed adequate for all transactions due in the normal course of business. The Company utilized $191,000 cash flow in its operations during the second quarter of 1996. The Company purchased approximately $66,000 worth of equipment and other assets and financed $60,000 of those purchases. In addition, long term debt was reduced by $25,000 during the quarter. Coupled with decrease in short term investments, the cash position of the company increased by $45,000 during the quarter.

It is expected that $20,000 to $40,000 proceeds will be received from the sale of the SanTech navigational supplies business during the remainder of 1996. It is further anticipated that the Company will lease or sell its facilities at 6WN Road in Casper, sometime during the fiscal year 1996. Such a sale would have a significant positive impact on the Company's liquidity and capital resources. Long term debt would be reduced by $250,000 and a sale should also yield $150,000 to $250,000 in additional cash.

The following information is provided for the three month period ending June 30,
1996 and year ending December 31, 1995.
                                                         1996          1995
                                                         ----          ----
Working capital                                     $    846,000  $  1,289,000

Working capital ratio                                   2.4:1         3.4:1

Long-term debt to equity                                1:5.3         1:6.0

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Results of Operations:
- ---------------------


In the second quarter of 1996, the Company reported a loss of $178,000 compared to a loss of $26,000 in the prior year. It is expected that more profitable earnings will incur in the peak seasons of the Company's business in third and fourth quarters of the year. Two primary reasons for the loss are the significant amount of deferrals and postponements of environmental contracts in the second quarter. It is believed that these deferrals and postponements of jobs will be made up in later quarters and in early 1997. However, it appears that most clients are postponing environmental testing decisions, when possible, until after the 1996 elections.

Oil and Gas:

Oil and gas revenues were $37,000 during the second quarter of 1996 compared to $48,000 in the same period 1995. This brings the oil and gas revenues to $81,000 for six months ended June 30, 1996 compared to $96,000 in prior year. Decreased production levels at the Cedar Rim Field in Utah accounted for most of this slight decline. Correspondingly, oil and gas costs were $18,000 for the quarter as opposed to $20,000 for the same quarter in 1995 with similar decline noted for the six months ended June 30, 1996.

Environmental Engineering :

Environmental engineering revenues declined from $791,000 in 1995 to $515,000 in 1996 for the second quarter. This corresponding decline for the six month numbers from $1,302,000 to $1,075,000 is based as mentioned above on the pervasive attitude in the industry to wait until after the 1996 election to perform environmental testing. Correspondingly the costs of the environmental engineering services also declined from $638,000 in the second quarter last year to $587,000 in the second quarter in 1996.

Additional Information:

The Company had depreciation, depletion and amortization of $56,000 in the second quarter compared to $55,000 in the second quarter last year. It is estimated that depreciation and depletion will remain relatively constant for each successive quarter in the remainder of 1996 and 1997.

General and administrative costs were $65,000 as compared to $61,000 for the first quarter in 1995. This brings the yearly totals to $137,000 as compared to $89,000 in 1995 based on one time administrative costs and slight operating increases as discussed in the first quarter report for 1996.

Interest expense was $17,000 for the quarter as compared to $23,000 in the second quarter of 1995. This brings the six month totals of interest expense to $33,000, down $8,000 from the $41,000 in 1995.

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


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Results of Operations:  continued
- ---------------------


In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, Financial Accounting Statement No. 109 requires that deferred taxes be provided. The Company has taken the position that to provide such disclosure is not only meaningless but somewhat distortive. As of the second quarter 1996 no such income tax provision would have been necessary.
                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b)  None
                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HAWKS INDUSTRIES, INC.
                                (Registrant)

Date:   August 12, 1996         By:     Joseph J. McQuade
                                        ------------------------------------
                                        Joseph J. McQuade, President and
                                        Chief Executive Officer


Date:   August 12, 1996         By:     Bill Ukele
                                        ------------------------------------
                                        Bill Ukele, Controller and
                                        Chief Financial Officer