Form 10-Q
period 1996-09-30
HAWKS INDUSTRIES INC
filed 1996-12-03
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996  Commission File Number: 0-5781


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


                            N/A
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                   NO
    ----                    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



       Class                       Outstanding at September 30, 1996
--------------------               -----------------------------------
Capital Stock, $.01 par value                26,788,858










                                     INDEX
                                     -----



                                                            PAGE

PART I    FINANCIAL INFORMATION                             3

          Consolidated Balance Sheets
             September 30, 1996 and December 31, 1995       4

          Consolidated Statements of Operations
             Three months and nine months ended
             September 30, 1996 and 1995                    5

          Consolidated Statements of Cash Flows
             Nine months ended September 30,
             1996 and 1995                                  6

          Notes to Consolidated Financial Statements        7

          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operation                                      12


PART II   OTHER INFORMATION                                 15










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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                      September     December
                                                         30,          31,
                                                        1996          1995
                                                        ----          ----
                                                     (unaudited)
                       ASSETS
                       ------

CURRENT ASSETS
   Cash (including certificates of deposit 1996
     $3,000; 1995 $3,000)                           $    121,000  $    197,000
   Accounts receivable                                   439,000       719,000
   Short-term investments                                561,000       807,000
   Inventory                                              16,000        37,000
   Costs in excess of billings                            27,000         7,000
   Other current assets                                   72,000        52,000
                                                    ------------  ------------
      Total current assets                             1,236,000     1,819,000
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, net (successful efforts
method)                                                2,170,000     1,915,000
                                                    ------------  ------------
NOTE RECEIVABLE                                           43,000        46,000
                                                    ------------  ------------
OTHER ASSETS                                             221,000       235,000
                                                    ------------  ------------
                                                    $  3,670,000  $  4,015,000
                                                    ============  ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
   Notes payable                                    $    300,000  $    230,000
   Current maturities of long-term debt                  107,000        87,000
   Accounts payable                                      211,000       148,000
   Accrued liabilities                                    88,000        65,000
                                                    ------------  ------------
      Total current liabilities                          706,000       530,000
                                                    ------------  ------------
LONG-TERM DEBT                                           469,000       493,000
                                                    ------------  ------------
SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, $.01 par value; authorized
        19,940,000 shares; no shares issued                  -             -
      Common stock, $.01 par value; authorized
        100,000,000 shares; outstanding 1996 -
        26,788,858 shares; 1995 - 26,788,858 shares      268,000       268,000
   Capital in excess of par value of common stock      2,586,000     2,586,000
   Retained earnings (deficit) (since elimination of
     deficit at December 31, 1988)                      (359,000)      138,000
                                                    ------------  ------------
                                                       2,495,000     2,992,000
                                                    ------------  ------------
                                                    $  3,670,000  $  4,015,000
                                                    ============  ============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                      Three Months Ended              Nine Months Ended
                                        September 30,                   September 30,
                                     1996           1995            1996            1995
                                     ----           ----            ----            ----
Operating revenue:
   Oil and gas                  $       51,000  $      46,000  $      132,000  $      142,000
   Environmental                       448,000        988,000       1,523,000       2,290,000
   Gain (loss) on sale of
   assets                                3,000        (18,000)          9,000         (17,000)
                                --------------  -------------  --------------  --------------
                                       502,000      1,016,000       1,664,000       2,415,000
                                --------------  -------------  --------------  --------------
Operating expenses:
   Oil and gas                          12,000         30,000          52,000          74,000
   Environmental                       542,000        825,000       1,718,000       1,982,000
   Depreciation, depletion and
     amortization                       60,000         49,000         168,000         150,000
   General and administrative           60,000         69,000         197,000         158,000
                                --------------  -------------  --------------  --------------
                                       674,000        973,000       2,135,000       2,364,000
                                --------------  -------------  --------------  --------------
Operating income (loss) from
 continuing operations                (172,000)        43,000        (471,000)         51,000
Other income (expense):
   Interest income                       9,000         16,000          34,000          51,000
   Interest expense                    (16,000)       (19,000)        (49,000)        (60,000)
  Sale of marketable securities            -           42,000             -            42,000
                                --------------  -------------  --------------  --------------
Income (loss) from continuing
 operations before taxes              (179,000)        82,000        (486,000)         84,000
                                --------------  -------------  --------------  --------------
Provision for taxes:
   Current                                 -               -              -               -
   Deferred                                -               -              -               -
                                --------------  -------------  --------------  --------------
                                           -               -              -               -
                                --------------  -------------  --------------  --------------
Income (loss) from continuing
 operations                           (179,000)        82,000        (486,000)         84,000
Discontinued operations                 (3,000)      (145,000)        (11,000)       (319,000)
                                --------------  -------------  --------------  --------------
Net loss                        $     (182,000) $     (63,000) $     (497,000) $     (235,000)
                                ==============  =============  ==============  ==============
Weighted average number of
 common shares outstanding          26,788,858     26,783,858      26,788,858      26,508,564
                                ==============  =============  ==============  ==============
Income (loss) per common share:
   Income (loss) from
     continuing operations      $         (.01) $         .00  $         (.02) $          .00
   Discontinued operations                (.00)          (.00)           (.00)           (.01)
                                --------------  -------------  --------------  --------------
                                $         (.01) $        (.00) $         (.02) $         (.01)
                                ==============  =============  ==============  ==============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                                                   1996             1995
                                                                   ----             ----
Cash flows from operating activities:
   Income (loss) from continuing operations                    $    (486,000)  $       84,000
   Adjustment to reconcile net earnings/loss to net cash
   provided:
       Depreciation, depletion and amortization                      168,000          150,000
       Impairment of non producing oil and gas property                5,000           10,000
       (Gain) loss on sale of assets                                  (9,000)          17,000
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                  269,000         (227,000)
         Increase in inventory, costs in excess of billings
            and other current assets                                 (40,000)          (3,000)
         Increase in deferred loss on discontinued                        -             1,000
            operations
         Increase (decrease) in accounts payable and
            accrued expenses                                          88,000         (118,000)
                                                               -------------   --------------
                                                                      (5,000)         (86,000)
     Operating cash flow from discontinued operations                 19,000          (90,000)
                                                               -------------   --------------
Net cash flow provided by (used in) operating activities              14,000         (176,000)
                                                               -------------   --------------

Cash flows from investing activities:
   Purchases of property and equipment                              (438,000)        (305,000)
   Proceeds from sale of properties                                   39,000          163,000
   Increase in other assets                                          (11,000)         (52,000)
   Decrease in note receivable                                         3,000              -
   Decrease (increase) in short-term investments                     246,000         (795,000)
                                                               -------------   --------------
                                                                    (161,000)        (989,000)
  Investing cash flow from discontinued operations                     1,000          187,000
                                                               -------------   --------------
Net cash flow used in investing activities                          (160,000)        (802,000)
                                                               -------------   --------------

Cash flows from financing activities:
   Proceeds from debt obligations incurred                           146,000          222,000
   Reduction of debt obligations                                     (65,000)        (285,000)
   Proceeds from sale of stock                                            -            30,000
                                                               -------------   --------------
                                                                      81,000          (33,000)
   Financing cash flow from discontinued operations                  (11,000)         (35,000)
                                                               -------------   --------------
Net cash provided by (used in) financing activities                   70,000          (68,000)
                                                               -------------   --------------
Increase (decrease) in cash and cash equivalents                     (76,000)      (1,046,000)
Cash and cash equivalents at beginning of year                       197,000        1,340,000
                                                               -------------   --------------
Cash and cash equivalents at end of year                       $     121,000   $      294,000
                                                               =============   ==============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at September 30, 1996 and December 31, 1995 consists of the following:
                                                         1996          1995
                                                         ----          ----
Nonproducing oil and gas properties, net of
  valuation allowance of $1,000 in 1996 and $43,000
  in 1995                                           $     27,000  $     31,000
Producing oil and gas properties                       1,464,000     1,369,000
Furniture and fixtures                                   377,000       316,000
Transportation equipment                                 294,000       276,000
Buildings and leasehold improvements                     821,000       818,000
Machinery and equipment                                      -           3,000
Engineering and lab equipment                          1,084,000       976,000
Other                                                    119,000       124,000
                                                    ------------  ------------
                                                       4,186,000     3,913,000
Less accumulated depreciation and depletion            2,016,000     1,998,000
                                                    ------------  ------------
                                                    $  2,170,000  $  1,915,000
                                                    ============  ============


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at September 30, 1996 and December 31, 1995 are as follows:
                                                         1996          1995
                                                         ----          ----
Revolving lines of credit $300,000 interest at 6.25%
  maturing June 23, 1997 collateralized by
  certificate of deposit                            $    300,000  $    230,000
                                                    ============  ============

Long-Term debt at September 30, 1996 and December 31, 1995 is as follows:
                                                         1996          1995
                                                         ----          ----
Mortgage note payable to bank, interest set at
  3.125% above U.S. Treasury Bill index for one year
  each June 1st, (9.325% at September 30, 1996),
  payable $1,471 per month including interest until
  April 1, 2003, collateralized by office building  $     87,000  $     93,000

Mortgage note payable to City of Casper, interest at
  4%, payable $859 per month including interest
  until June 8, 1998 then balance due in lump sum,
  collateralized by office building and warehouse        150,000       153,000

Mortgage notes payable to W.D. Hodges and Jim Ferris
  Properties, interest at 9% payable $971 per month
  until September 17, 2013, collateralized by
  building                                               101,000       103,000


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)
                                                         1996          1995
                                                         ----          ----
Mortgage note payable to bank, interest set at 4%
  above U.S. Treasury Bill index for one year each
  April 1st, (9.5% at September 30, 1996) payable
  $1,222 per month including interest until March
  22, 2009, collateralized by office building            107,000       112,000

                                                    $             $

Lease payable, Eaton Financial Corporation, payable
  $1,227 per month including interest,
  collateralized by computer equipment                    14,000        22,000

Note payable, State of Wyoming, interest at 4%, due
  in quarterly installments of approximately $4,000
  including interest until May 14, 1998, unsecured        27,000        38,000

Installment loans payable, due at various times from
  October 1996 to August 1999, interest rates from
  7% to 10%, secured by equipment                         90,000        59,000
                                                    ------------  ------------
                                                         576,000       580,000
Less current maturities                                  107,000        87,000
                                                    ------------  ------------
                                                    $    469,000  $    493,000
                                                    ============  ============

Aggregate maturities of long-term debt are as follows:
1996              $    30,000
1997                  101,000
1998                  188,000
1999                   25,000
2000                   23,000
Thereafter            209,000
                  -----------
                  $   576,000
                  ===========

Actual cash payments for interest during the periods ended September 30, 1996 and 1995 were $49,000 and $63,000 respectively.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Financial Information Relating to Industry Segments
                                                        1996          1995
                                                        ----          ----
Sales to unaffiliated customers:
   Oil and gas industry                             $    138,000  $    151,000
   Environmental testing and management industry       1,526,000     2,264,000
                                                    ------------  ------------
                                                    $  1,664,000  $  2,415,000
                                                    ============  ============
  Discontinued operations                           $     39,000  $    165,000
                                                    ============  ============

Operating profit or (loss):
   Oil and gas industry                             $    (55,000) $    (74,000)
   Environmental testing and management industry        (279,000)      206,000
   Unallocated corporate expenses                       (137,000)      (81,000)
                                                    ------------  ------------
                                                    $   (471,000) $     51,000
                                                    ============  ============
   Discontinued operations                          $    (11,000) $   (319,000)
                                                    ============  ============

Identifiable assets:
   Oil and gas industry                             $    756,000  $    605,000
   Environmental testing and management industry       1,096,000     1,232,000
   Corporate assets                                    1,761,000      2,275,00
   Discontinued operations                                57,000       164,000
                                                    ------------  ------------
                                                    $  3,670,000  $  4,276,000
                                                    ============  ============

Capital expenditures:
   Oil and gas industry                             $    199,000  $    139,000
   Environmental testing and management industry         194,000       162,000
   Other capital expenditures                             45,000         4,000
   Discontinued operations                                   -           1,000
                                                    ------------  ------------
                                                    $    438,000  $    306,000
                                                    ============  ============

Depreciation, depletion and amortization:
   Oil and gas industry                             $     38,000  $     39,000
   Environmental testing and management industry          87,000        76,000
   Other depreciation, depletion and amortization         48,000        45,000
                                                    ------------  ------------
                                                    $    173,000  $    160,000
                                                    ============  ============
   Discontinued operations                          $      1,000  $     60,000
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
     Accounts receivable            $    130,000
     Inventory                           293,000
     Other current assets                205,000
     Property and equipment               20,000
     Book masters and copyright           50,000
                                    ------------
                                    $    698,000
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

     On December 23, 1994, the Company adopted a formal plan to sell its navigational products segment. A portion of the product line was sold in conjunction with the disposal of the publishing segment on December 23, 1994. The anticipated final disposal date has been extended to December 31, 1996. The assets of the navigational products segment to be sold piece meal consist primarily of inventory and property and equipment.

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


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Discontinued Operations (cont.)

     Net assets to be disposed of for the discontinued segments on the balance sheets at September 30, 1996 and December 31, 1995 are as follows:
                                                       1996           1995
                                                       ----           ----
     Accounts receivable                           $      3,000   $     15,000
     Inventory                                           16,000         37,000
     Other current assets                                    -           1,000
     Property and equipment                               1,000          2,000
                                                   ------------   ------------
       Total assets                                $     20,000   $     55,000
                                                   ============   ============

     Assets are shown at their expected net realizable values.

     Net sales of the discontinued segments for 1996 and 1995 were as follows:
                                                       1996           1995
                                                       ----           ----
     Publishing                                    $         -    $     14,000
     Navigational products                               39,000         70,000
     Printing                                                -          81,000
     Environmental assembly                                  -             -
                                                   ------------   ------------
                                                   $     39,000   $    165,000
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



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------


As of the date of this report the Company has working capital of $530,000 which (although it has decreased substantially since year end) is still deemed adequate for all transactions due in the normal course of business in the foreseeable future. The Company has a loss of $497,000 for the first nine months of 1996 which includes $182,000 in the current quarter. In the latter part of 1994, the Company made a decision to expand its environmental operations by opening an office in San Marcos, Texas and then in early 1996, another office in Salt Lake City, Utah. In hindsight, those decisions have proved to be unproductive and poorly timed. The Company's Texas operation has lost money and the Company has made the decision to close that office (a few technical people may remain to monitor extisting clients' ongoing needs). In addition, the Salt Lake City office has been reorganized and streamlined. It is anticipated that the $250,000 in losses anually from the Texas operation will cease immediately and that the cost of the Salt Lake office will be decreased by nearly 50%, netting an additional $100,000 in savings. In addition, there has been an industry-wide reduction in demand for environmental engineering services.

It is our belief that this decrease in demand for services was based on industry's "wait and see" attitude about the 1996 national election. Many clients of both ours and our competitors delayed or postponed environmental service work throughout the spring and summer of 1996. Consequently, revenues for the nine months are down $700,000. In 1995, the volume of revenues seemed sufficient to continue our experiments with the branch offices. In 1996, a very quick decline in revenues has generated substantial losses.

The Company purchased approximately $438,000 of property and equipment in 1996 as compared to $305,000 in 1995. It is not anticipated that these purchases will be repeated in 1997 or 1998 and the utilization of cash proceeds will not be depleted with such future purchases.

It is expected that an additional $10,000 to $20,000 in proceeds will be received from the sale of the final amounts of the SanTech navigational supplies business during the remainder of 1996 and into 1997. The Company continues to attempt to sell its' facility at 6WN Road in Casper and has leased one-half of those facilities at amounts approximately equal to the debt service on the building. It is also estimated that upon closing the Texas office the building purchased to house those offices will be sold. Property values have escalated substantially in the San Marcos/Austin area and it is anticipated that the building will sell relatively quickly. The sale of either the Casper or San Marcos buildings will have a significant positive impact on the Company's liquidity and capital resources. Long term debt would be reduced by nearly $300,000 and sales of all the buildings would yield between $150,000 and $250,000 in additional cash.

The following information is provided for the three month period ending
September 30, 1996 and year ending December 31, 1995.
                                                         1996          1995
                                                         ----          ----
Working capital                                     $    530,000  $  1,289,000

Working capital ratio                                   1.8:1         3.4:1

Long-term debt to equity                                1:5.3         1:6.0

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Results of Operations:
---------------------


In the third quarter of 1996, the Company reported a loss of $182,000 compared to a loss of $63,000 in the prior year. Although it was anticipated that the third quarter would be more profitable, the Company was plagued with postponement and delays from many of its' clients. This trend was explained in the Liquidity and Capital Resources section of this report. In addition, the Company lost one significant client which it had done work for almost every month in 1995. Accordingly, the overall effect on the Company has been a significant downward trend in environmental revenues.

Environmental Engineering :

For the three months ending September 30, 1996, the environmental engineering revenues declined from $988,000 in 1995 to $448,000 in the current year. As explained above, this revenue decrease was due to significant numbers of postponements and deferrals and the loss of one large contract as compared to the 1995 revenues. This brings the revenues to $1,523,000 for the nine month period as compared to $2,290,000 the year before. There is a corresponding decline in environmental expenses from $825,000 in the prior year to $542,000 in 1996 for the three months ended September 30, 1996. The nine month expense numbers show a decline from $1,982,000 in 1995 to $1,718,000 in 1996. The decline in expenses was not as great as the decline in revenues as the amount of fixed costs in terms of employees and operating costs at the various offices were unable to be curtailed as fast as postponements and delays in the billings of clients occurred.

Oil and Gas:

Oil and gas revenues were $51,000 as compared to $46,000 in 1995 which brings the 1996 totals to $132,000 as compared to $142,000 the prior year. This moderate increase in the third quarter reflects certain additional oil and gas producing properties which have been drilled and completed in the Brundage Canyon area, but had only moderate production during the quarter. It is anticipated that there will be significant additional production of oil and gas during the coming year with moderate increases during the fourth quarter. Oil and gas expenses had significant declines in 1996 third quarter of $12,000 compared to $30,000 in the same quarter 1995. Similar declines for the nine months are indicated in the financial statements showing a decline from $74,000 in expenses to $52,000 from 1995 to 1996.

Additional Information:

The Company had depreciation, depletion and amortization of $60,000 in the third quarter compared to $49,000 in the third quarter of 1995. It is estimated that depreciation and depletion will remain relatively constant for each successive quarter in the remainder of 1996 and throughout 1997.

General and administrative costs were $60,000 as compared to $69,000 in 1995. This brings the total administrative costs to $197,000 for the year for the nine months ending September 30, 1996 compared to $158,000 for the same period in 1995.

With cash being utilized to fund operations the amount of investments has declined and accordingly interest income has declined from $16,000 in the third quarter of 1995 to $9,000 in the third quarter of 1996. Year to date numbers also show a similar decline from $51,000 in 1995 to $34,000 in 1996.
Interest expense has also declined as the Company has reduced its' borrowing base and interest expense in 1995 was $19,000 for the third quarter compared to $16,000 in 1996. Similar declines from $60,000 to $49,000 are reflected for the nine month period ending September 30, 1996.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Results of Operations:  continued
---------------------


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

In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, Financial Accounting Statement No. 109 requires that deferred taxes be provided. The Company has taken the position that to provide such disclosure is not only meaningless but somewhat distortive. As of the third quarter 1996 no such income tax provision would have been necessary.
                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b)  None
                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                HAWKS INDUSTRIES, INC.
                                (Registrant)

Date:   December 3, 1996       By:      Joseph J. McQuade
                                        ------------------------------------
                                        Joseph J. McQuade, President and
                                        Chief Executive Officer


Date:   December 3, 1996       By:      Bill Ukele
                                        ------------------------------------
                                        Bill Ukele, Controller and
                                        Chief Financial Officer