Form 10-K
period 1996-12-31
HAWKS INDUSTRIES INC
filed 1997-04-25
CIK 15678

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

                  For the fiscal year ended December 31, 1996


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of the Common Stock, $.01 Par Value, on March 26, 1997 was $2,411,152.

As of March 26, 1997, Registrant had 27,028,194 shares of Common Stock, $.01 Par Value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Materials to be filed pursuant to Regulation 14 C into Part
III.

Annual Report Pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1995, Form 10-K, dated March 26, 1996, filed March 26, 1996 into Part IV.


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

Consequently, the Company ceased the drilling of development wells on its properties, the drilling of exploratory wells under which it would share in the cost, and drastically reduced its exploration staff. Since that time the Company has participated in one exploratory well and four development wells. The Company does not anticipate any significant development drilling on its properties. In mid 1992, the Company further de-emphasized its oil and gas activities and determined to restrict their oil and gas business to buying and selling of producing properties. In conjunction with this decision, the Company sold most of the oil and gas interests wherein it acted as operator and reduced technical staff accordingly.

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

During late 1994, the Company received an unsolicited offer to buy its aviation publishing assets (IAP). Accordingly, as of December 31, 1994, substantially all of the publishing assets were sold for approximately $1,800,000. In this report and in the accompanying financial statement, the results of operations of IAP have been shown as `discontinued operations'' in accordance with generally accepted accounting principles.

As a result of the sale of IAP, it became impractical to continue the navigational supplies business (SanTech) and the printing business (Hawks Book Company). They are also included in discontinued operations. During 1995, all the assets of the printing company were sold and a significant amount of the ``navigational supplies'' assets were also sold.

In 1996, the Company made a significant investment in undeveloped real estate. The Company plans on holding this real estate as a long term investment.

The industry segment information on the following page will give the reader a financial overview of each of the Company's industry segments. A detailed description of each segment follows thereafter.

                                           1996          1995          1994
                                           ----          ----          ----

      Sales to unaffiliated customers:
       Oil and gas industry            $   188,000  $    196,000  $    171,000
       Environmental testing and
         management industry             1,958,000     3,097,000     2,424,000
                                       -----------  ------------  ------------
                                       $ 2,146,000  $  3,293,000  $  2,595,000
                                       ===========  ============  ============
      Discontinued operations          $    44,000  $     28,000  $  1,841,000
                                       ===========  ============  ============
      Operating profit or (loss):
       Oil and gas industry            $   (43,000) $    (46,000) $     44,000
       Environmental testing and
         management industry              (433,000)      323,000       (23,000)
       Unallocated Corporate expenses     (247,000)     (192,000)     (213,000)
                                       -----------  ------------  ------------
                                       $  (723,000) $     85,000  $   (192,000)
                                       ===========  ============  ============
       Discontinued operations         $   (13,000) $   (330,000) $   (510,000)
                                       ===========  ============  ============
      Identifiable assets:
       Oil and gas industry            $   879,000  $    619,000  $    505,000
       Environmental testing and
         management industry             1,080,000     1,203,000       940,000
       Corporate assets                  1,806,000     2,107,000     1,170,000
       Discontinued operations                 -          86,000     2,268,000
                                       -----------  ------------  ------------
                                       $ 3,765,000  $  4,015,000  $  4,883,000
                                       ===========  ============  ============
      Capital expenditures:
       Oil and gas industry            $   358,000  $    189,000  $     33,000
       Environmental testing and
         management industry               207,000       214,000       299,000
       Other capital expenditures           49,000         7,000       160,000
       Discontinued operations                 -           1,000        19,000
                                       -----------  ------------  ------------
                                       $   614,000  $    411,000  $    511,000
                                       ===========  ============  ============
      Depreciation, depletion and
      amortization:
       Oil and gas industry            $    67,000  $     39,000  $     19,000
       Environmental testing and
         management industry               116,000        98,000        97,000
       Other depreciation, depletion
         and amortization                   56,000        57,000        60,000
                                       -----------  ------------  ------------
                                       $   239,000  $    194,000  $    176,000
                                       ===========  ============  ============
       Discontinued operations         $     2,000  $     61,000  $    156,000
                                       ===========  ============  ============


OIL AND GAS
-----------

To the date of this report the Company had participated in the drilling of 315 gross (63.47 net) wells of which 219 gross (39.17 net) have been successful. In general terms, the Company has ceased its drilling and exploration activity.
The likelihood of the Company participating in additional wells in the near future is remote. The Company does, however, have several oil and gas properties which it will attempt to have drilling completed on where the Company will have a nonoperating interest.

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

Generally, this deduction is a specified percentage (currently 15%) of gross income from oil and gas property. Percentage depletion may not exceed 100% of the net income, and is limited in the aggregate to 65% of the Company's taxable income. Any depletion exceeding the 65% limitation, however, may be carried over indefinitely. At December 31, 1996 this carryover was $2,131,000.

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

The Company at December 31, 1996 had a net operating loss ("NOL") carryforward of approximately $10,907,000.

The Tax Reform Act of 1986 made substantial changes with regard to NOL carryforwards. After an "ownership change" the taxable income of a loss corporation available for offset by pre-change NOL carryforwards is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three year period preceding the test date. Under federal tax law, the amount and availability of loss carryforwards are subject to a variety of interpretations and restrictive tests applicable to the Company. Under the Code, the utilization of such loss carryforward could be limited or effectively lost upon certain changes in ownership. The net operating loss carryforwards expire between 1997 and 2010.


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

In conjunction with the sale of its aviation publishing business, the Company has chosen to discontinue its navigational products business in order to maximize sales of existing inventory. This discontinuance has involved the gradual liquidation of inventory and sale of equipment. At December 31, 1996 this discontinuance was completed.


ENVIRONMENTAL ENGINEERING
-------------------------

Competition
-----------

The Environmental Engineering industry is also highly competitive. Many of the company's competitors both in its primary market areas and throughout the United States are substantially larger and have significantly greater financial and human resources.

Markets
-------

The company concentrates its activities primarily in the Rocky Mountains, the mid-continent area and in Texas. However, during 1994, 1995 and 1996, the company provided services for customers in 25, 14, and 13 different states respectively. In the area of air quality and air emissions the company provides to its customers compliance testing for air emissions in accordance with certain federal and state environmental standards. In addition, they perform evaluations of process operations for the users of emissions equipment. And to a lesser degree, the company performs "performance guarantees" for newly purchased abatement equipment for some of its customers. The company also provides ambient air surveys for new or renewable air emission permits.

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

EMPLOYEES
---------

As of the date of this report, the Company has 28 full-time employees. (Administration and Accounting 5, Environmental 20 and Corporate Management 3). All employees are provided with the opportunity to participate in a comprehensive health and benefits package. All eligible employees participate in the Company's Employee Stock Ownership Plan.

None of the employees are represented by a union and the Company believes that its relationship with its employees is good.

ITEM 2 - PROPERTIES

PROPERTIES - REAL ESTATE
------------------------

The company owns facilities consisting of five separate buildings located on approximately ten acres.

One building, an office building, has 10,600 square feet and housed the oil and gas and publishing operations. The adjacent building has 6,000 square feet and housed the SanTech shop and offices. Next to it is an 11,500 square foot warehouse where all finished goods were held until shipped. These buildings have been listed for sale and as of the date of this report an offer of $225,000 has been received on the shop and warehouse. The offer is contingent on the buyer obtaining satisfactory financing. The Company's debt on the buildings subject to the offer is $147,000 at the date of this report. The existing Corporate offices have been relocated to W.E.S.T's offices at the Foster Road location in Casper. That building is described below.

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

In addition, W.E.S.T. rents office space in Evanston, Wyoming on a month-to-month basis from a third party. In 1994 and 1995 the Company also rented office space in Cheyenne, Wyoming on a month-to-month basis.

Management believes that the existing facilities are now adequate for current needs.

In late 1996 the Company purchased 33.7 acres of undeveloped commercial real estate in Casper, Wyoming. The land is adjacent to and fronts Interstate 25 and is dissected by East Second Street (the main business thoroughfare in Casper). The land was purchased for less than 18 cents per square foot. There is no announced time table for development of the land.


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

Consequently, the Company's oil and gas revenues are not 10% of total revenues. The Company's oil and gas operations are not 10% of total operations. The Company's oil and gas assets are less than 23% of total assets. It is expected that with normal depreciation and depletion, and with the potential of selling additional oil and gas assets in the coming months, that the Company will not meet this test either.

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


Net Quantities of Oil and Gas Produced
--------------------------------------

The net quantities of oil and gas produced by the Company during each of the last three fiscal years are as follows:

          Oil (bbls)Gas (Mcf)
          -------------------
   1994     3,800    41,000
   1995     6,500    52,000
   1996     4,500    57,000

Average Sales Price and Production Costs
----------------------------------------

The following table reflects information concerning each of the last three fiscal years:

                                 1996       1995        1994
                                 ----       ----        ----
Average sales price per bbl    $20.84      $17.50     $16.66
Average sales price per Mcf      1.47        1.30       1.57
Average production cost per
 net equivalent bbl*             4.34        5.38       6.45

* Natural gas has been converted into equivalent bbls using a conversion ratio of 6:1.

Wells and Productive Acreage
----------------------------

The following table reflects the total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of December 31, 1996:

   Productive Working Interest Wells                 Developed Acres
   ---------------------------------                 ---------------
          Gross         Net                           Gross     Net
          -----         ---                           -----     ---
         Oil  Gas    Oil  Gas
         19    5    1.663.6404                       10,605    906

In addition, the Company holds overriding royalty interests ranging from
 .000494% to 5.58215% in 11 oil and 40 gas wells. The Company's interests in undeveloped acreage at December 31, 1996 are summarized in the following table. Except as otherwise indicated, the interests reflected in the table are working interests.

                                               Overriding
State           Gross Acres   Net Acres      Royalty Interest
-----           -----------   ---------      ----------------
Colorado           1,600           88                -
New Mexico         8,047        8,047                -
New Mexico        21,254           -               6%-1%
Utah                 605          182                -
Wyoming            9,808        3,220                -
Wyoming            1,640           -             3.5%-1.5%
                  ------       ------
                  42,954       11,537
                  ======       ======

Drilling Activity
-----------------

The Company has not participated in the drilling of exploratory wells in 1996, 1995 nor 1994. The Company did not participate in the drilling of development wells in 1994. In late 1995, the Company participated in the drilling one development well which was a productive well. In 1996 the Company participated in the drilling of 3 developmental wells which were productive.

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


                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

The Company's Common Stock is traded in the over-the-counter market and is quoted by NASDAQ under the symbol "HAWK". The high and low closing bid quotations for the calendar period indicated, as reported by NASDAQ, are shown in the following table:

                                      Bid Price
                                      ---------

                               HIGH              LOW
                               ----              ---
1994:
     First Quarter              1/8               3/32
     Second Quarter             1/8               1/16
     Third Quarter              3/32              1/16
     Fourth Quarter             1/16              1/16
1995:
     First Quarter              1/16              1/16
     Second Quarter             1/16              1/32
     Third Quarter              9/32              1/16
     Fourth Quarter             7/32              5/32
1996:
     First Quarter              7/32              3/32
     Second Quarter             7/32              3/32
     Third Quarter              9/32              5/32
     Fourth Quarter             1/4               5/32
1997:
     First Quarter              3/16              5/32

Bid quotations represent prices between dealers, do not include retail markup, markdown, or commissions and do not necessarily represent actual transactions.


Number of Shareholders
----------------------

As of March 26, 1997 there were 954 holders of record of the Company's Common Stock.

Dividends
---------

The Company has never paid any dividends on its common stock and does not have any current plans to pay any dividends in the foreseeable future. Should the Company determine at some future date that the payment of dividends would be desirable, any such dividends would be dependent upon the earnings and financial condition of the Company.


ITEM 6 - FINANCIAL DATA

                                                          Year Ended December 31,
                                                          -----------------------
                              1996               1995              1994              1993               1992
                              ----               ----              ----              ----               ----
Operating revenues from
 continuing operations   $     2,146,000   $     3,293,000    $    2,595,000    $     2,602,000   $     2,709,000
Net income (loss) from
 continuing operations          (742,000)          117,000          (250,000)          (275,000)         (102,000)
Net income (loss)               (755,000)         (213,000)          268,000           (410,000)         (150,000)
Income (loss) from
 continuing operations
 per share                          (.03)              .00              (.01)              (.01)             (.00)
Net income (loss) per
 share                              (.03)             (.01)              .01               (.01)             (.01)
Total assets                   3,765,000         4,015,000         4,883,000          4,461,000         5,046,000
Long-term debt                   445,000           493,000           677,000            554,000           569,000
Shareholder's equity           2,237,000         2,992,000         3,175,000          2,912,000         3,371,000
Dividends declared
 per share                           -                  -                 -                 -                 -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
--------------------------------

In 1996, the Company had a loss of $755,000. In the later part of 1994, the Company made a decision to expand its environmental operations by opening an office in San Marcos, Texas and then in early 1996 another office in Salt Lake City, Utah. In hindsight, those decisions proved to be unproductive and poorly timed. The Company's Texas operation has lost money and the Company has made the decision to reduce the size of that office. (A few technical people remain to monitor existing clients ongoing needs.)

In addition, the Salt Lake City office has been reorganized and streamlined. It is anticipated that the $250,000 in losses annually from the Texas operation will cease immediately and that the cost of the Salt Lake City office will be decreased by nearly 50% netting an additional $100,000 in savings. In addition, there has been an industry wide reduction in demand for environmental engineering services. The Company has been forced to make the decision to retain highly trained technical staff through this slowdown time in order to provide services for our ongoing clients and to be competitive in this technical market.

It is our belief that this decrease in demand for services was based on industry wide `wait and see'' attitude about the 1996 national election. Many clients of both ours and our competitors delayed or postponed environmental service work throughout 1996. Consequently, revenues for the year are down $1,165,000. In 1995 the volume of revenue seemed sufficient to continue our experiments with the branch offices. In 1996, a very quick decline in revenues has generated substantial losses. The Company purchased approximately $614,000 of property and equipment in 1996 as compared to $410,00 in 1995. It is not anticipated that these purchases will be repeated in 1997 or 1998 and the utilization of cash proceeds will not be depleted with future purchases.

The Company continues to attempt to sell its facilities on 6WN Road in Casper and has leased one-half of those facilities that amounts approximately equal to the debt service on the building. As of the writing of this report an offer has been received on the shop and warehouse for $225,000. The offer is contingent upon the buyer obtaining a satisfactory financing. Property values have escalated substantially in the San Marcos/Austin area and it is anticipated that the Texas property will continue to increase in value. Parts of the building have been leased to tenants to minimize the carrying costs of that building.
The sale of either of the Casper properties or the San Marcos property would have a significant positive impact on the Company's liquidity and capital resources.

The following information is provided for the years ending December 31, 1996 and 1995:

                                          1996            1995
                                          ----            ----
Working capital                        $  (41,000)     $ 1,289,000
Long-term debt to equity                     1:5.0           1:6.0
Cash provided (utilized) by operations $   160,000     $  (250,000)
Cash and short-term investments
available                              $   619,000     $ 1,004,000

In addition, in late 1996 the Company purchased 33.7 acres of undeveloped commercial real estate in Casper, Wyoming. The land is adjacent to and fronts Interstate 25 and is dissected by East Second Street (the main business thoroughfare in Casper). The land was purchased for less than 18 cents per square foot. There is no announced time table for development of the land.

Management believes that the carrying value of producing oil and gas properties is not in excess of the future revenues which will be recovered. Carrying value of producing properties, net of depletion is $854,000. Oil and gas revenues, net of expenses were $108,000 for the year. As many of the Company's producing properties are natural gas properties with lives in excess of twenty-five years, we believe the carrying value of the assets is fully recoverable.

In addition, the Company has participated in drilling 3 development wells in the Brundage Canyon area. We have experienced significant success for our Company, and expect oil and gas revenues to increase to nearly $300,000 in 1997.

In addition, the Company has carrying value of $26,000 on nonproducing properties which is net of an allowance for impairment of $2,000. Management believes the allowance is adequate and the remaining costs in the assets will be recovered.

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

Results of Operations:
---------------------

This summarization of the Results of Operations will not include the activities of the discontinued operations. The reader is referred to the section above entitled Liquidity and Capital Resources and to Footnote No. 9 of the Consolidated Financial Statements.

Environmental revenues increased from $2,423,000 to $3,124,000 between 1994 and 1995 primarily due to the Company's ability to acquire several large clients in 1995. With the completion of those jobs and with a general turn down in the demand for environmental services as described in the preceding section, environmental revenues decreased from $3,124,000 to $1,959,000 in 1996. Environmental expenses showed a proportional increase from 1994 to 1995, but in 1996 the expense did not decrease proportionally with the dramatic decrease in revenues. The reason for this is the Company's inability to decrease its trained staff without jeopardizing its ability to compete in the market. Consequently, anytime when there is a short term rapid decline in demand for services, the Company's carrying costs of technical staff will generate losses for that period. As described above, the size of the Company's staff has been decreased in its Texas and Salt Lake City offices to partially compensate for these declines. For the first three months in 1997, revenues and expenses are approximately equal in the Company's environmental business.

Oil and gas sales increased from $166,000 in 1994 to $186,000 in 1995 and showed a slight decline to $181,000 in 1996. However, oil and gas expense, although increasing from $107,000 to $123,000 in 1995, decreased by $50,000 to $73,000 for the year 1996. This decline reflects the Company's acquisition of certain producing overriding royalties as compared to the bulk of the sales being from more expensive properties in prior years.

Depreciation, depletion and amortization were $239,000 in 1996 as compared to $194,000 in 1995 and $176,000 in 1994. The increase in depreciation reflects the depreciation on the increased assets purchased during 1996.

General and administrative costs were $153,000 in 1994 and increased to $217,000 in 1995 and again to $281,000 in 1996. This increase in overhead costs reflects an increased number of staff in 1995 and early 1996.

Interest expense was $70,000 in 1994 slightly increased to $76,000 in 1995, reflecting an increased borrowing base and declining to $65,000 in 1996, reflecting the repayment of long term debt. Interest income increased from $15,000 in 1994 to $67,000 in 1995, indicative of an increased amount of investment funds from the sale of the publishing businesses and has declined to $43,000 in 1996, reflecting the utilization of some of those funds. Provisions for income tax in 1994 reflect the amount of current income taxes payable. No provision has been made for deferred taxes in 1994, 1995, or 1996.

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hawks Industries, Inc. and Subsidiaries


Index to Consolidated Financial Statements and Supplementary
Schedules

Report of Certified Public Accountants on
    the Financial Statements                                   19
Consolidated Balance Sheets                                    20
Consolidated Statements of Operations                          21
Consolidated Statements of Shareholders' Equity                22
Consolidated Statements of Cash Flows                          23
Notes to Consolidated Financial Statements                     24
Report of Certified Public Accountants on the Schedule         36
Schedule VIII - Valuation and Qualifying Accounts and Reserves 37


                    HOCKER, LOVELETT, HARGENS & YENNIE, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Hawks Industries, Inc.
Casper, Wyoming

We have audited the accompanying consolidated balance sheets of Hawks Industries, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 4, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that deferred taxes be reflected for temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. SFAS No. 109 also precludes the use of tax benefits resulting from the carryforward of net operating losses which originated prior to the Company's quasi-reorganization to increase net income and specifically requires that they be treated as direct additions to paid-in-capital. The Company has not provided for recognition of deferred taxes in accordance with generally accepted accounting principles. If such a provision were made, net income for 1996, 1995 and 1994 would be increased/(decreased) by approximately $11,000, $(61,000) and $(89,000), respectively.

In our report dated March 15, 1995, we expressed an opinion that the 1994 consolidated financial statements presented fairly, in all material respects, the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. As discussed in the preceding paragraph, the Company has changed its method of accounting for deferred taxes to a method that is not in conformity with generally accepted accounting principles. Accordingly, our present opinion on the 1994 financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, except for the effects of omitting deferred income taxes, as discussed in the third paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawks Industries, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

The Company has not presented the disclosures about oil and gas producing activities that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic financial statements.

                             /s/ Hocker, Lovelett, Hargens & Yennie, P.C.
Casper, Wyoming
March 6, 1997


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                   ASSETS                              1996           1995
                   ------                              ----           ----
CURRENT ASSETS
 Cash (including certificates of deposit 1996      $     48,000   $    197,000
   $2,000; 1995 $3,000)
 Accounts receivable                                    320,000        719,000
 Short-term investments                                 571,000        807,000
 Inventory                                                   -          37,000
 Costs in excess of billings                             51,000          7,000
 Other current assets                                    52,000         52,000
                                                   ------------   ------------
   Total current assets                               1,042,000      1,819,000
                                                   ------------   ------------
PROPERTY AND EQUIPMENT, net (successful efforts
 method)                                              2,266,000      1,915,000
                                                   ------------   ------------
NOTE RECEIVABLE                                          42,000         46,000
                                                   ------------   ------------
LAND INVESTMENT                                         202,000            -
                                                   ------------   ------------
OTHER ASSETS                                            213,000        235,000
                                                   ------------   ------------
                                                   $  3,765,000   $  4,015,000
                                                   ============   ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES
 Notes payable                                     $    485,000   $    230,000
 Current maturities of long-term debt                   101,000         87,000
 Accounts payable                                       402,000        148,000
 Accrued liabilities                                     95,000         65,000
                                                   ------------   ------------
   Total current liabilities                          1,083,000        530,000
                                                   ------------   ------------
LONG TERM DEBT                                          445,000        493,000
                                                   ------------   ------------
SHAREHOLDERS' EQUITY
 Capital stock:
   Preferred stock, $.01 par value; authorized
     19,940,000 shares; no shares issued                     -             -
   Common stock, $.01 par value; authorized
     100,000,000 shares; outstanding 1996 -
     26,788,858 shares; 1995 - 26,788,858               268,000        268,000
 Capital in excess of par value of common stock       2,586,000      2,586,000
 Retained earnings (deficit) (since elimination of
   deficit at December 31, 1988)                       (617,000)       138,000
                                                   ------------   ------------
                                                      2,237,000      2,992,000
                                                   ------------   ------------
                                                   $  3,765,000   $  4,015,000
                                                   ============   ============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1996, 1995 and 1994
                                                            1996                 1995                 1994
                                                            ----                 ----                 ----
Operating revenue:
  Oil and gas                                         $         181,000    $         186,000    $         166,000
  Environmental                                               1,959,000            3,124,000            2,423,000
  Gain (loss) on sale of assets                                   6,000              (17,000)               6,000
                                                      -----------------    -----------------    -----------------
                                                              2,146,000            3,293,000            2,595,000
                                                      -----------------    -----------------    -----------------
Operating expenses:
  Oil and gas                                                    73,000              123,000              107,000
  Environmental                                               2,276,000            2,674,000            2,351,000
  Depreciation, depletion and amortization                      239,000              194,000              176,000
  General and administrative                                    281,000              217,000              153,000
                                                      -----------------    -----------------    -----------------
                                                              2,869,000            3,208,000            2,787,000
                                                      -----------------    -----------------    -----------------
Operating income (loss) from continuing operations             (723,000)              85,000             (192,000)
Other income (expense):
  Other income                                                    3,000                   -                    -
  Interest income                                                43,000               67,000               15,000
  Interest expense                                              (65,000)             (76,000)             (70,000)
  Sale of Marketable Securities                                      -                41,000                   -
                                                      -----------------    -----------------    -----------------
Gain (loss) from continuing operations before taxes            (742,000)             117,000             (247,000)
Provision for taxes:
  Current                                                            -                    -                 3,000
                                                      -----------------    -----------------    -----------------
Gain (loss) from continuing operations                         (742,000)             117,000             (250,000)
Discontinued operations                                         (13,000)            (330,000)            (510,000)
Gain (loss) on sale of discontinued operations
 (includes $128,000 deferred costs on discontinued
 operations)                                                         -                    -             1,028,000
                                                      -----------------    -----------------    -----------------
Net income (loss)                                     $        (755,000)   $        (213,000)   $         268,000
                                                      =================    =================    =================
Weighted average number of common shares outstanding         26,788,858           26,578,295           26,203,330
                                                      =================    =================    =================
Earnings (loss) per common share:
  Gain (loss) from continuing operations              $            (.03)   $             .00    $            (.01)
  Discontinued operations (net)                                    (.00)                (.01)                (.02)
  Gain (loss) on sale of discontinued operations                     -                    -                   .04
                                                      -----------------    -----------------    -----------------
                                                      $            (.03)   $            (.01)   $             .01
                                                      =================    =================    =================

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994
                                                                                   Capital in        Accumulated
                                                      Common Stock Issued           Excess of         Earnings
                                                      -------------------
                                                     Shares          Amount         Par Value         (Deficit)
                                                     ------          ------         ---------         ---------
Balance January 1, 1994                             25,282,782    $   253,000    $     2,576,000   $     83,000
Additional shares issued- WEST merger                1,000,000         10,000            (10,000)            -
Stock bonus granted employee                            40,000             -               1,000             -
Recapture of paid in capital from sale of assets
 involved in Quasi reorganization                           -              -              (6,000)            -
Net Income                                                  -              -                 -          268,000
                                                 -------------    -----------    ---------------   ------------
Balance December 31, 1994                           26,322,782        263,000          2,561,000        351,000
Stock issued to Employee Stock Ownership Plan
 Trust                                                 461,076          5,000             24,000             -
Stock bonus granted employee                             5,000             -               1,000             -
Net loss                                                    -              -                 -         (213,000)
                                                 -------------    -----------    ---------------   ------------
Balance December 31, 1995                           26,788,858        268,000          2,586,000        138,000
Net loss                                                    -              -                 -         (755,000)
                                                 -------------    -----------    ---------------   ------------
Balance December 31, 1996                           26,788,858    $   268,000    $     2,586,000   $   (617,000)
                                                 =============    ===========    ===============   ============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994
                                                    1996             1995            1994
                                                    ----             ----            ----
Cash flows from operating Activities:
  Gain (loss) from continuing operations      $     (742,000)  $     117,000   $     (250,000)
  Adjustments to reconcile net earnings/loss
   to net cash provided:
    Depreciation, depletion and amortization         237,000         194,000          176,000
    Gain on sale of assets                            (6,000)        (24,000)          (6,000)
    Impairment of nonproducing oil and gas
     property                                          6,000          37,000           34,000
    Changes in operating assets and
     liabilities:
      Decrease (increase) in accounts
      receivable                                     384,000        (269,000)         (47,000)
      Decrease (increase) in inventory, costs
       in excess of  billings and other
       current assets                                (45,000)         24,000           81,000
      Increase (decrease) in accounts payable,
       accrued expenses and billings in
       excess of costs                               292,000        (202,000)         100,000
                                              --------------   -------------   --------------
                                                     126,000        (123,000)          88,000
  Operating cash flow from discontinued
   operations.                                        34,000        (127,000)         277,000
                                              --------------   -------------   --------------
Net cash flows provided by (used in) oper.
 activities                                          160,000        (250,000)         365,000
                                              --------------   -------------   --------------
Cash flow from investing activities:
  Purchases of property and equipment               (614,000)       (410,000)        (342,000)
  Proceeds from sale of properties                    42,000         216,000            9,000
  Decrease in other assets                             3,000          13,000           10,000
  Increase in land investment                       (202,000)             -               -
  Decrease (increase) in note receivable               4,000         (46,000)          91,000
  Decrease (increase) in short-term
   investments                                       236,000        (807,000)             -
                                              --------------   -------------   --------------
                                                    (531,000)     (1,034,000)        (232,000)
  Investing cash flow from discontinued
   operations                                          1,000         285,000        1,256,000
                                              --------------   -------------   --------------
Net cash provided by (used in) investing
activities                                          (530,000)       (749,000)       1,024,000
                                              --------------   -------------   --------------
Cash flows from financing activities:
  Proceeds from sale of stock                            -            30,000            1,000
  Proceeds from debt obligations incurred            331,000         182,000          210,000
  Reduction of debt obligations                      (95,000)       (307,000)        (175,000)
                                              --------------   -------------   --------------
                                                     236,000         (95,000)          36,000
  Financing cash flow from discontinued
   operations                                        (15,000)        (49,000)        (192,000)
                                              --------------   -------------   --------------
Net cash provided by (used in) financing
activities                                           221,000        (144,000)        (156,000)
                                              --------------   -------------   --------------
Increase (decrease) in cash and cash
equivalents                                         (149,000)     (1,143,000)       1,233,000
Cash and cash equivalents at beginning of year       197,000       1,340,000          107,000
                                              --------------   -------------   --------------
Cash and cash equivalents at end of year      $       48,000   $     197,000   $    1,340,000
                                              ==============   =============   ===============
Supplemental disclosure of non cash investing
 and financing activities:
 Purchase of property by issuance of debt
   obligation                                 $          -     $          -    $      150,000
                                              ==============   =============   ==============

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

     The Company is also presently engaged in investing in oil and gas producing properties with an emphasis on nonoperating interests. Previously the Company had been involved in exploration and production activity but has de-emphasized this part of the oil and gas business in the last five years. Sales of oil and gas are made to domestic petroleum purchasing and refining companies with payment normally received within thirty to sixty days of date of sale.

     The Company formed Central Wyoming Properties, Inc. (a wholly owned subsidiary) in 1996 to acquire real estate investments. The Company to date has acquired one property.

     The Company had also been engaged in the business of aviation publishing and navigational products assembly and sales through its subsidiary International Aviation Publishers, Inc., acquired in 1986. During 1990 IAP formed a new subsidiary, Hawks Books Company, which acquired printing equipment to print IAP books and also to provide outside printing services. Substantially all of the assets of IAP were sold as of December 31, 1994 and operations of IAP, Hawks Book Company and SanTech, Inc. are shown as "Discontinued Operations".

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company also owned 100% of IAP. (All assets have been sold or transferred to Hawks Industries, Inc. at December 31, 1995 and operations have been discontinued). IAP had two wholly-owned subsidiaries, SanTech, Inc., which assembled and sold navigational products, and Hawks Book Company, formed to own and operate printing equipment. All of Hawks Book Company's assets have been sold at December 31, 1995 and operations have been discontinued. All of SanTech, Inc. assets and liabilities have been sold or transferred to Hawks Industries, Inc. and operations have been discontinued at December 31, 1996.

     The Company also owns 100% of W.E.S.T. which does environmental services and testing. W.E.S.T. has one wholly owned subsidiary, Western Environmental Services, Inc. which manages environmental clean-up projects and performs site evaluations.

     The Company also owns 100% of Central Wyoming Properties, Inc. which has real estate investments.

     Cash equivalents:

     For purposes of the Statement of Cash Flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Concentration of credit risk for cash held at banks:

     The Federal Deposit Insurance insures up to $100,000 of deposits maintained at any one financial institution. On December 31, 1996, the Company had approximately $496,000 in excess of insured levels, based upon bank records, at one bank.

     Inventory:

     At December 31, 1996, the Company had no inventories. At December 31, 1995, finished products inventories consisted of printed materials and navigational products. The printed materials and finished navigational products were carried at the lower of cost (moving average method) or market.

     Accounts receivable:

     Accounts receivable consists of regular receivables from customers and a receivable from a loan to an officer of the Company. At December 31, 1996 and 1995, receivables consisted of the following:

                                              Regular
                                             Accounts       Loan to
                                 Total      Receivable      Officer
                                 -----      ----------      -------
     1996                     $    320,000 $    305,000  $     15,000
                              ============ ============  ============
     1995                     $    719,000 $    711,000  $      8,000
                              ============ ============  ============


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

     Income taxes:

     By restatement of 1994, the Company has elected to omit deferred taxes as required by Statement of Financial Accounting Standards Number 109, ``Accounting for Income Taxes'' (SFAS No. 109).

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

     Environmental costs:

     Environmental expenditures that relate to current operations are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. At December 31, 1996 and 1995, no material liabilities have been recorded as a range of loss cannot be reasonably estimated.

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

     Fair value of financial instruments:

     The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the financial instruments are held for trading purposes.


Note 2.   Property and Equipment

     Property and equipment at December 31, 1996 and 1995 consists of the following:
                                                        1996         1995
                                                        ----         ----
      Nonproducing oil and gas properties, net of
       valuation allowance of $2,000 in 1996 and
       $43,000 in 1995                              $    26,000   $    31,000
      Producing oil and gas properties                1,622,000     1,369,000
      Furniture and fixtures                            394,000       316,000
      Transportation equipment                          265,000       276,000
      Buildings and leasehold improvements              816,000       818,000
      Machinery and equipment                                -          3,000
      Engineering and lab equipment                   1,084,000       976,000
      Other                                             118,000       124,000
                                                    -----------   -----------
                                                      4,325,000     3,913,000
      Less accumulated depreciation and depletion     2,059,000     1,998,000
                                                    -----------   -----------
                                                    $ 2,266,000   $ 1,915,000
                                                    ===========   ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Notes Payable, Long-Term Debt and Pledged Assets

     Notes payable were as follows at December 31, 1996 and 1995
                                                           1996         1995
                                                           ----         ----
      Short-term notes payable due bank, interest at
       8.0% $50,000 maturing January 1, 1997 and
       $150,000 maturing June 23, 1997
       collateralized by certificate of deposit     $    200,000  $        -
      Revolving line of credit $300,000, interest at
       6.25% maturing June 23, 1997 collateralized
       by certificate of deposit                         285,000       230,000
                                                    ------------  ------------
                                                    $    485,000  $    230,000
                                                    ============  ============

     Long-term debt at December 31, 1996 and 1995 is as follows:
                                                           1996         1995
                                                           ----         ----
      Mortgage note payable to bank, interest set at
       3.125% above U.S.Treasury Bill index for one
       year each June 1st, (9.325% at December 31,
       1996), payable $1,471 per month including
       interest until April 1, 2003, collateralized
       by office building                           $     84,000  $     93,000
      Mortgage note payable to City of Casper,
       interest at 4%, payable $859 per month
       including interest until June 8, 1998 then
       balance due in lump sum, collateralized by
       office building and warehouse                     149,000       153,000
      Mortgage notes payable to W.D. Hodges and Jim
       Ferris Properties, interest at 9% payable
       $971 per month until September 17, 2013,
       collateralized by building                        101,000       103,000
      Mortgage note payable to bank, interest set at
       4% above U.S. Treasury Bill index for one
       year each April 1st, (9.5% at December 31,
       1996) payable $1,222 per month including
       interest until March 22, 2009, collateralized
       by office building                                106,000       112,000
      Lease payable, Eaton Financial Corporation,
       payable $1,227 per month including interest,
       collateralized by computer equipment with
       original cost of $49,000, accumulated
       depreciation of $17,000 and $13,000 at 1996
       and 1995                                           11,000        22,000
      Note payable, State of Wyoming, interest at
       4%, due in quarterly installments of
       approximately $4,000 including interest until
       May 14, 1998, unsecured                            23,000        38,000
      Installment loans payable, due at various
       times from March 1994 to August, 1999,
       interest rates from 7.0% to 10%, secured by
       equipment                                          72,000        59,000
                                                    ------------  ------------
                                                         546,000       580,000
      Less current maturities                            101,000        87,000
                                                    ------------  ------------
                                                    $    445,000  $    493,000
                                                    ============  ============

     Aggregate maturities of long-term debt are as follows:
     1997                    101,000
     1998                    188,000
     1999                     25,000
     2000                     23,000
     2001                     26,000
     Thereafter              183,000
                           ---------
                           $ 546,000
                           =========


     Actual cash payments for interest during the years ended December 31, 1996, 1995 and 1994 were $66,000, $78,000 and $114,000 respectively.


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

     Management believes that although disclosures mandated by SFAS No. 109 are generally informative, that in the Company's case the application of SFAS No. 109 leads to disclosures which are confusing. To comply with SFAS No. 109 is to record deferred income tax expense (credit) on the books of the Company, when in fact, the Company has over $10,000,000 of net operating loss carryforwards, over $2,000,000 of depletion carryforwards and over $126,000 of various income tax credits. This issue is derived from the application of the provisions of SFAS No. 109 to companies who have had quasi reorganizations in the past. (Hawks Industries applied the quasi reorganization provisions ARB #43, effective in 1988.) Specifically, paragraphs 39 and 49 of SFAS No. 109 require that in cases where there has been a quasi reorganization, that the tax benefits of loss carryforwards and credits, earned prior to the date of the quasi reorganization, be ignored when calculating deferred income tax benefits. Although management believes that such obscure provisions may give rise to great fodder in the world of academia, we believe that to apply the principles of SFAS No. 109, paragraphs 39 and 49, is at variance with the economic realities of the present case. Accordingly, we have not applied the provisions of SFAS No. 109, paragraphs 39 and 49.

     The following disclosures are provided to show a condensed version of the financial statements had SFAS No. 109 been implemented. The 1994 statement of income reflect the presentation before the restatement to remove the effect of deferred taxes.

          Balance Sheet                              1996            1995
          -------------                              ----            ----
     Current assets                             $   1,053,000  $   1,819,000
     Other assets                                   2,723,000      2,196,000
                                                -------------  -------------
      Total assets                              $   3,776,000  $   4,015,000
                                                =============  =============
     Current liabilities                        $   1,083,000  $     530,000
     Other liabilities                                445,000        493,000
                                                -------------  -------------
      Total liabilities                             1,528,000      1,023,000
                                                -------------  -------------
     Capital stock                                    268,000        268,000
     Capital in excess of par value                 2,752,000      2,752,000
     Retained earnings (deficit)                     (772,000)       (28,000)
                                                -------------  -------------
      Total equity                                  2,248,000      2,992,000
                                                -------------  -------------
      Total liabilities and equity              $   3,776,000  $   4,015,000
                                                =============  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Income Statement               1996          1995           1994
          ----------------               ----          ----           ----
     Gain (loss) from continuing
      operations before taxes       $   (742,000) $    117,000  $   (247,000)
                                    ------------  ------------  ------------
     Provision for taxes:
      Current                                -             -          (3,000)
      Deferred                            11,000       (17,000)       87,000
                                    ------------  ------------  ------------
                                          11,000       (17,000)       84,000
                                    ------------  ------------  ------------
     Gain (loss) from continuing
     operations                         (731,000)      100,000      (163,000)
     Discontinued operations (net of
     taxes)                              (13,000)     (374,000)     (337,000)
     Gain (loss) on sale of
      discontinued operations (net
      of taxes)                              -             -         679,000
                                    ------------  ------------  ------------
     Net income (loss)              $   (744,000) $   (274,000) $    179,000
                                    ============  ============  ============


     If SFAS No. 109 was implemented, deferred tax (assets) liabilities would be comprised of the following at December 31:

     Tax effects of temporary differences for:               1996                 1995                 1994
                                                             ----                 ----                 ----
     Accounting for oil & gas properties            $           75,000   $           75,000   $           85,000
                                                    ------------------   ------------------   ------------------
      Total deferred tax liabilities                            75,000               75,000               85,000
                                                    ------------------   ------------------   ------------------
     Other liabilities                                         (11,000)                 -                (17,000)
     Tax loss carryforwards                                 (3,432,000)          (3,452,000)          (3,333,000)
     Allowance for loss on discontinued operations                 -                    -                (44,000)
     Tax credit carryforwards                                 (126,000)            (181,000)            (206,000)
                                                    ------------------   ------------------   ------------------
      Total deferred tax assets                             (3,569,000)          (3,633,000)          (3,600,000)
                                                    ------------------   ------------------   ------------------
     Net deferred asset                                     (3,494,000)          (3,558,000)          (3,515,000)
     Asset valuation allowances                              3,483,000            3,558,000            3,454,000
                                                    ------------------   ------------------   ------------------
        Net deferred tax asset                      $          (11,000)  $              -     $          (61,000)
                                                    ==================   ==================   ==================


     When subsequently recognized, approximately $3,000,000 of the 1996 deferred tax assets' tax benefits will be allocated directly to contributed capital as a result of the Company's quasi reorganization in 1988.

     At December 31, 1996, the Company's net operating loss and tax credits available for carryforward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

                                            Net Operating         Investment
       Year Ending December 31,:               Losses             Tax Credits
       -------------------------               ------             -----------
                  1997                          1,653,000               40,000
                  1998                          2,209,000               24,000
                  1999                          1,713,000                7,000
                  2000                          3,767,000               12,000
                  2002                            101,000                   -
                  2006                             96,000                   -
                  2008                            265,000                   -
                  2009                            359,000                   -
                  2010                            744,000                   -
                                        -----------------    -----------------
                                        $      10,907,000    $          83,000
                                        =================    =================

     The Company also has approximately $43,000 in unused jobs tax credits and $2,131,000 in percentage depletion carryforwards available to offset future income tax liabilities. These items do not expire.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.   Stockholders' Equity

     The Company had an Incentive Stock Option Plan for key employees and had reserved 1,000,000 shares of unissued common stock to be issued thereunder. The plan expired on November 19, 1991. The option price was the market value of the shares on the date the option ($.14) is granted except for beneficial holders of more than ten percent of the total outstanding shares of the Company, whose option price was one hundred ten percent of said market price. No option may be exercised by any employee until all previously granted options still outstanding to the same employee are exercised. There were 50,000 options outstanding and exercisable at December 31, 1996 and 1995.

     The Company has an Employee Stock Ownership Plan-Trust. To be eligible to participate, employees must be 21 years of age and have had at least one year of continuous employment with the Company. The Company, at the discretion of the board of directors, may contribute to the plan an amount not to exceed 25 percent of total qualified compensation in any given year for any individual to a maximum of $30,000. On occasion, when the Company has contributed less than the amount allowed, the Company has made additional contributions under the carryover provisions of the plan in subsequent years. The total cost to the Company and its subsidiaries was $58,000, $63,000 and $88,000 in 1996, 1995 and 1994, respectively. The
     ESOP compensation expense was $1,145,000, $1,140,000 and $1,173,000 in 1996, 1995 and 1994 respectively.

Note 6.   Related Parties

     During the years ended December 31, 1995 and 1994 the Company's printing segment had $81,000 and $226,000 in sales of which $0 and $98,000 were intercompany and were eliminated during consolidation.

     The Company, through its subsidiary W.E.S.T., rented an office and laboratory in Casper, Wyoming from a company affiliated with two directors of the Company. Rents paid were $12,000 and $15,000 in 1995 and 1994, respectively.


Note 7.   Lease Commitments and Total Rental Expense

     The Company rents equipment under various operating lease agreements. The total minimum rental commitments at December 31, 1996 under the agreements are $18,000 which is due as follows:

      During the year ending
      December 31:
      1997                      $    15,000
      1998                            3,000
                                -----------
                                $    18,000
                                ===========

     The total equipment rental expense included in the Statements of Operations for the years ended December 31, 1996, 1995 and 1994 is $28,000, $198,000 and $78,000 respectively.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Financial Information Relating to Industry Segments

                                           1996          1995          1994
                                           ----          ----          ----
      Sales to unaffiliated customers:
       Oil and gas industry            $   188,000  $    196,000  $    171,000
       Environmental testing and
         management industry             1,958,000     3,097,000     2,424,000
                                       -----------  ------------  ------------
                                       $ 2,146,000  $  3,293,000  $  2,595,000
                                       ===========  ============  ============
      Discontinued operations          $    44,000  $     28,000  $  1,841,000
                                       ===========  ============  ============
      Operating profit or (loss):
       Oil and gas industry            $   (43,000) $    (46,000) $     44,000
       Environmental testing and
         management industry              (433,000)      323,000       (23,000)
       Unallocated Corporate expenses     (247,000)     (192,000)     (213,000)
                                       -----------  ------------  ------------
                                       $  (723,000) $     85,000  $   (192,000)
                                       ===========  ============  ============
       Discontinued operations         $   (13,000) $   (330,000) $   (510,000)
                                       ===========  ============  ============
      Identifiable assets:
       Oil and gas industry            $   879,000  $    619,000  $    505,000
       Environmental testing and
         management industry             1,080,000     1,203,000       940,000
       Corporate assets                  1,806,000     2,107,000     1,170,000
       Discontinued operations                 -          86,000     2,268,000
                                       -----------  ------------  ------------
                                       $ 3,765,000  $  4,015,000  $  4,883,000
                                       ===========  ============  ============
      Capital expenditures:
       Oil and gas industry            $   358,000  $    189,000  $     33,000
       Environmental testing and
         management industry               207,000       214,000       299,000
       Other capital expenditures           49,000         7,000       160,000
       Discontinued operations                 -           1,000        19,000
                                       -----------  ------------  ------------
                                       $   614,000  $    411,000  $    511,000
                                       ===========  ============  ============
      Depreciation, depletion and
      amortization:
       Oil and gas industry            $    67,000  $     39,000  $     19,000
       Environmental testing and
         management industry               116,000        98,000        97,000
       Other depreciation, depletion
         and amortization                   56,000        57,000        60,000
                                       -----------  ------------  ------------
                                       $   239,000  $    194,000  $    176,000
                                       ===========  ============  ============
       Discontinued operations         $     2,000  $     61,000  $    156,000
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

     Accounts receivable                  $    130,000
     Inventory                                 293,000
     Other current assets                      205,000
     Property and equipment                     20,000
     Book masters and copyright                 50,000
                                          ------------
     Total assets                         $    698,000
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

     On December 23, 1994, the Company adopted a formal plan to sell its navigational products segment. A portion of the product line was sold in conjunction with the disposal of the publishing segment on December 23, 1994. The final disposal date was extended to December 31, 1996. The assets of the navigational products segment were sold piece meal and consisted primarily of inventory and property and equipment.

     On December 23, 1994, the Company adopted a formal plan to sell its printing segment. The disposal date was August 15, 1995. The assets of the printing products segment to be sold as an operating unit, consisted primarily of inventory and property and equipment. The printing company assets were sold during 1995 resulting in a loss of $113,000 in addition the company had a loss from operations of $80,000 prior to the sale.

     On December 31, 1994, the Company adopted a formal plan to dispose of its environmental assembly segment. The disposal was completed on December 31, 1994 with disposition of equipment at a net loss of $4,000 and by transferring remaining miscellaneous equipment to the environmental testing segment.

     In 1994, the Company estimated an additional loss on the disposal of all discontinued operations of $128,000 to be incurred during the phase-out period of January 1, 1995 through December 31, 1995. Due to the additional operating losses incurred during the phase-out period and unanticipated losses on the disposition of certain equipment sales, actual losses of $458,000 were incurred during 1995 and $13,000 in 1996, exceeding the original estimates by $340,000. Accordingly, the accompanying consolidated statements of operations for 1996 and 1995 includes the additional loss.

     Net assets to be disposed of for the discontinued segments on the balance sheets at December 31, 1996 and 1995 were as follows:

                                                        1996           1995
                                                        ----           ----
     Accounts receivable                           $         -    $     15,000
     Inventory                                               -          37,000
     Other current assets                                    -           1,000
     Property and equipment                                  -           2,000
                                                   -----------    ------------
      Total assets                                 $         -    $     55,000
                                                   ===========    ============

     Assets are shown at their expected net realizable values.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Operating results of the publishing, navigational products, printing, and environmental assembly segments for the period prior to disposal are shown separately in the accompanying consolidated income statements.

     Net sales of the discontinued segments for 1996, 1995, and 1994 were as follows:

                                          1996          1995           1994
                                          ----          ----           ----
     Publishing                      $        -    $     14,000   $  1,533,000
     Navigational products                 44,000        92,000        176,000
     Printing                                 -          81,000        128,000
     Environmental assembly                   -              -           4,000
                                     ------------  -------------  ------------
                                     $     44,000  $    187,000   $  1,841,000
                                     ============  ============   ============

     These amounts are not included in net sales in the accompanying consolidated statements of operations.

Note 13. Short-term Investments

     Short-term investments consisted of treasury bills and certificates of deposits which are intended to be held until maturity. The following schedule summarizes investment activity for the years ended December 31, 1996 and 1995.

                                                       1996           1995
                                                       ----           ----
     Beginning balance, at cost                   $    807,000  $         -
     Purchase of investments                           253,000     1,550,000
     Redemption of investments                        (518,000)     (750,000)
     Earnings on investments                            29,000         7,000
                                                  ------------  ------------
     Ending balance, at cost                      $    571,000  $    807,000
                                                  ============  ============
     Approximate market value                     $    571,000  $    807,000
                                                  ============  ============
     At December 31, 1996 the investments are
      scheduled to mature as follows:
       Year ended December 31, 1997               $    507,000
                                                  ============

Note 14. Major Customers

     The following companies are considered major customers which accounted for ten percent or more of total revenues in 1996, 1995 and 1994.

                                 Percentage     Service
                                 ----------     -------
                              1996  1995  1994
                              ----  ----  ----
     Newmont Gold             22%   23%    -    Environmental
                                                testing
     Dames and Moore          15%   10%    -    Environmental
                                                testing


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Note Receivable

      The note receivable on December 31, 1996, consisted of $45,000 due from the sale of printing equipment, building and other assets, part of which is shown in current assets. The note receivable is secured by above assets. The note has an interest rate of 9%.

          Maturities on this note are as follows:
          1997               $     4,000
          1998                     4,000
          1999                     4,000
          2000                     5,000
          2001                     5,000
          Thereafter              23,000
                             -----------
                             $    45,000
                             ===========

                    HOCKER, LOVELETT, HARGENS & YENNIE, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS




                          INDEPENDENT AUDITORS' REPORT





To the Shareholders and Board of Directors
Hawks Industries, Inc.
Casper, Wyoming


In connection with our audits of the consolidated financial statements of Hawks Industries, Inc. as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994, which report thereon dated March 6, 1997 is incorporated by reference in this annual report on Form 10-K, we also audited the financial statement schedules listed in the accompanying index at Item 14(a)(2) as of and for the years ended December 31, 1996, 1995 and 1994. In our opinion these financial statement schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


                             /s/   Hocker, Lovelett, Hargens & Yennie, P.C.



Casper, Wyoming
March 6, 1997



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                Balance                               Balance
                                  At     Charged  Charged               At
                               Beginning   To     To Other            End Of
Classification                 Of Period Expense  Accounts  Deduction Period
--------------                 --------- -------- --------  -------- ---------
Year ended December 31, 1996:
 Allowance for impairments,
   nonproducing oil and gas
   properties                  $ 43,000 $   6,000 $ 47,000  $    -   $   2,000
 Allowance for doubtful
   accounts receivable               -        -         -        -         -
Year ended December 31, 1995
 Allowance for impairments,
   nonproducing oil and gas
   properties                  $ 21,000 $  37,000 $ 15,000  $    -   $  43,000
 Allowance for doubtful
   accounts receivable               -        -         -        -         -
Year ended December 31, 1994
 Allowance for impairments,
   nonproducing oil and gas
   properties                  $  4,000 $  34,000 $ 17,000  $    -   $  21,000
 Allowance for doubtful
   accounts receivable               -        -         -        -         -


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     -NONE-


                                    PART III

The information called for by Items 10, 11, 12, and 13 is incorporated by reference from the Company's Definitive Proxy Materials to be filed pursuant to Regulation 14 A.

                                    PART IV

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


     2. Financial Statement Schedules and Exhibits required to be filed by Item 8 of this form and by paragraph (d) of this
        Item:

        Report of Certified Public Accountants on Schedule
        Schedule VIII - Valuation and Qualifying Accounts and Reserves

(b)  Reports on Form 8-K

     The Company filed no reports on form 8K for the fourth quarter.



                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HAWKS INDUSTRIES, INC.

                                   Joseph J. McQuade, President
                                   ----------------------------
                                   Joseph J. McQuade, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.


Signatures                                        Date
----------                                        ----

Joseph J. McQuade, President                      April 25, 1997
----------------------------------------------
Joseph J. McQuade, President,
Principal Executive Officer
and Director


Bill Ukele                                        April 25, 1997
----------------------------------------------
Bill Ukele
Chief Financial Officer


Dwight B. Despain                                 April 25, 1997
----------------------------------------------
Dwight B. Despain
Director


James E. Meador, Jr.                              April 25, 1997
----------------------------------------------
James E. Meador, Jr.
Director


Bruce A. Hinchey                                  April 25, 1997
----------------------------------------------
Bruce A. Hinchey
Director


Gerald E. Moyle                                   April 25, 1997
----------------------------------------------
Gerald E. Moyle
Director


                                  EXHIBIT 21.0
                       LIST OF SUBSIDIARIES OF REGISTRANT

           HAWKS INDUSTRIES, INC. SUBSIDIARIES-STATE OF INCORPORATION
                               DECEMBER 31, 1996

     Company                                       Parent         State
Burton-Hawks Exploration Co., Ltd.              (Hawks Ind.)    Colorado
SanTech, Inc.                                   (IAP, Inc.)      Wyoming
Western Environmental Services Inc.             (WEST, Inc.)    Colorado
Western Environmental Services and Testing,
Inc.                                            (Hawks Ind.)     Wyoming
Central Wyoming Properties, Inc.                (Hawks Ind.)     Wyoming