Form 10-Q
period 1997-03-31
HAWKS INDUSTRIES INC
filed 1997-05-16
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997Commission File Number: 0-5781


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

YES  X                   NO
    ----                    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



       Class                       Outstanding at March 31, 1997
--------------------               ------------------------------

Capital Stock, $.01 par value                27,028,194

                                     INDEX
                                     -----


                                                            PAGE

PART I    FINANCIAL INFORMATION                             3

          Consolidated Balance Sheets
             March 31, 1997 and December 31, 1996           4

          Consolidated Statements of Operations
             Three months ended March 31, 1997 and 1996     5

          Consolidated Statements of Cash Flows
             Three months ended March 31, 1997 and 1996     6

          Notes to Consolidated Financial Statements        7

          Management's Discussion and Analysis of
             Financial Condition and Results of Operation   12


PART II   OTHER INFORMATION                                 14




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

These statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ending December 31, 1996.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                      March 31,    December 31,
                                                        1997          1996
                                                        ----          ----
                                                     (unaudited)
                       ASSETS
                       ------
CURRENT ASSETS
   Cash (including certificate of deposit 1996
     $2,000)                                        $     54,000  $     48,000
   Accounts receivable                                   309,000       320,000
   Short-term investments                                311,000       571,000
   Costs in excess of billings                             7,000        51,000
   Other current assets                                   57,000        52,000
                                                    ------------  ------------
      Total current assets                               738,000     1,042,000
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, net (successful efforts
method)                                                2,221,000     2,266,000
                                                    ------------  ------------
NOTE RECEIVABLE                                           41,000        42,000
                                                    ------------  ------------
LAND INVESTMENT                                          202,000       202,000
                                                    ------------  ------------
OTHER ASSETS                                             215,000       213,000
                                                    ------------  ------------
                                                    $  3,417,000  $  3,765,000
                                                    ============  ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
   Notes payable                                    $    320,000  $    485,000
   Current maturities of long-term debt                   90,000       101,000
   Accounts payable                                      337,000       402,000
   Accrued liabilities                                    47,000        95,000
                                                    ------------  ------------
      Total current liabilities                          794,000     1,083,000
                                                    ------------  ------------
LONG-TERM DEBT                                           423,000       445,000
                                                    ------------  ------------
SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, $.01 par value; authorized
        19,940,000 shares; no shares issued                  -             -
      Common stock, $.01 par value; authorized
        100,000,000 shares; outstanding 1997 -
        27,028,194 shares; 1996 - 26,788,858 shares      270,000       268,000
   Capital in excess of par value of common stock      2,624,000     2,586,000
   Retained earnings (deficit) (since elimination of
     deficit at December 31, 1988)                      (694,000)     (617,000)
                                                      ----------  ------------
                                                       2,200,000     2,237,000
                                                    ------------  ------------
                                                    $  3,417,000  $  3,765,000
                                                    ============  ============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31 1997 AND 1996
                                  (UNAUDITED)
                                                                         1997                1996
                                                                         ----                ----
Operating revenue:
    Oil and gas                                                    $         128,000  $          44,000
    Environmental                                                            405,000            560,000
    Gain on sale of assets                                                    12,000              2,000
                                                                   -----------------  -----------------
                                                                             545,000            606,000
                                                                   -----------------  -----------------
Operating expenses:
    Oil and gas                                                               41,000             22,000
    Environmental                                                            463,000            589,000
    Depreciation, depletion and amortization                                  65,000             52,000
    General and administrative                                                56,000             72,000
                                                                   -----------------  -----------------
                                                                             625,000            735,000
                                                                   -----------------  -----------------
Operating loss from continuing operations                                    (80,000)          (129,000)
Other income (expense):
    Other income                                                              15,000                 -
    Interest income                                                            6,000             14,000
    Interest expense                                                         (18,000)           (16,000)
                                                                   -----------------  -----------------
Loss from continuing operations before taxes                                 (77,000)          (131,000)
                                                                   -----------------  -----------------
Provision for taxes:
    Current                                                                      -                   -
    Deferred                                                                     -                   -
                                                                   -----------------  ------------------
                                                                                 -                   -
                                                                   -----------------  ------------------
Loss from continuing operations                                              (77,000)          (131,000)
Discontinued operations                                                          -               (6,000)
                                                                   -----------------  -----------------
Net loss                                                           $         (77,000) $        (137,000)
                                                                   =================  =================
Weighted average number of common shares outstanding                      27,006,920         26,788,858
                                                                   =================  =================
Loss per common share:
    Loss from continuing operations                                $            (.00) $            (.01)
    Discontinued operations                                                      -                 (.00)
                                                                   -----------------  -----------------
                                                                   $            (.00) $            (.01)
                                                                   =================  =================

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                                                        1997          1996
                                                        ----          ----
Cash flows from operating activities:
   Loss from continuing operations                  $    (77,000) $   (131,000)
   Adjustment to reconcile net loss to net cash
   provided:
      Depreciation, depletion and amortization            65,000        52,000
      Impairment of non producing oil and gas
      property                                             2,000         1,000
      Gain on sale of assets                             (12,000)       (2,000)
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                   11,000       219,000
        Decrease in short-term investments               260,000         5,000
        Decrease (increase) in inventory and
           other current assets                           39,000       (64,000)
        (Decrease) increase in accounts payable
           and accrued expenses                         (113,000)       39,000
                                                    ------------  ------------
                                                         175,000       119,000
     Operating cash flow from discontinued
     operations                                              -          15,000
                                                    ------------  ------------
Net cash flow provided by operating activities           175,000       134,000
                                                    ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment                   (33,000)     (172,000)
   Proceeds from sale of properties                       23,000         2,000
   Increase in other assets                               (2,000)          -
   Decrease in note receivable                             1,000         1,000
                                                    ------------  ------------
                                                         (11,000)     (169,000)
  Investing cash flow from discontinued
  operations                                                 -           1,000
                                                    ------------  ------------
Net cash flow used in investing activities               (11,000)     (168,000)
                                                    ------------  ------------
Cash flows from financing activities:
   Proceeds from debt obligations incurred                40,000        66,000
   Reduction of debt obligations                        (238,000)      (21,000)
   Issuance of common stock                               40,000           -
                                                    ------------  ------------
                                                        (158,000)       45,000
   Financing cash flow from discontinued
   operations                                                -             -
Net cash provided by financing activities               (158,000)       45,000
                                                    ------------  ------------
Increase in cash and cash equivalents                      6,000        11,000
Cash and cash equivalents at beginning of year            48,000       197,000
                                                    ------------  ------------
Cash and cash equivalents at end of year            $     54,000  $    208,000
                                                    ============  ============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at March 31, 1997 and December 31, 1996 consists of the following:
                                                         1997          1996
                                                         ----          ----
Nonproducing oil and gas properties, net of
  valuation allowance of $3,000 in 1997 and $2,000
  in 1996                                           $     24,000  $     26,000
Producing oil and gas properties                       1,642,000     1,622,000
Furniture and fixtures                                   396,000       394,000
Transportation equipment                                 241,000       265,000
Buildings and leasehold improvements                     816,000       816,000
Engineering and lab equipment                          1,092,000     1,084,000
Other                                                    118,000       118,000
                                                    ------------  ------------
                                                       4,329,000     4,325,000
Less accumulated depreciation and depletion            2,108,000     2,059,000
                                                    ------------  ------------
                                                    $  2,221,000  $  2,266,000
                                                    ============  ============


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at March 31, 1997 and December 31, 1996 are as follows:
                                                         1997          1996
                                                         ----          ----
Short-term note payable due bank, interest at 11.5%
  $40,000 maturing April 13, 1997 collateralized by
  office building                                   $     40,000  $        -
Short-term notes payable due bank, interest at 8.0%
  $50,000 maturing January 1, 1997 and $150,000
  maturing June 23, 1997 collateralized by
  certificate of deposit                                     -         200,000
Revolving line of credit $300,000 interest at 6.25%
  maturing June 23, 1997 collateralized by
  certificate of deposit                                 280,000       285,000
                                                    ------------  ------------
                                                    $    320,000  $    485,000
                                                    ============  ============

Long-Term debt at March 31, 1997 and December 31, 1996 is as follows:
                                                         1997          1996
                                                         ----          ----
Mortgage note payable to bank, interest set at
  3.125% above U.S. Treasury Bill index for one year
  each June 1st, (9.325 at March 31, 1997), payable
  $1,471 per month including interest until April 1,
  2003, collateralized by office building           $     82,000  $     84,000

Mortgage note payable to City of Casper, interest at
  4%, payable $859 per month including interest
  until June 8, 1998 then balance due in lump sum,
  collateralized by office building and warehouse        147,000       149,000

Mortgage notes payable to W.D. Hodges and Jim Ferris
  Properties, interest at 9% payable $971 per month
  until September 17, 2013, collateralized by
  building                                               100,000       101,000


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)
                                                         1997          1996
                                                         ----          ----

Mortgage note payable to bank, interest set at 4%
  above U.S. Treasury Bill index for one year each
  April 1st, (9.5% at March 31, 1997) payable $1,222
  per month including interest until March 22, 2009,
  collateralized by office building                      105,000       106,000

Lease payable, Eaton Financial Corporation, payable
  $1,227 per month including interest,
  collateralized by computer equipment with original
  cost of $49,000, accumulated depreciation of
  $19,000 and $17,000 at 1997 and 1996                     9,000        11,000

Note payable, State of Wyoming, interest at 4%, due
  in quarterly installments of approximately $4,000
  including interest until May 14, 1998, unsecured        19,000        23,000

Installment loans payable, due at various times from
  August 1997 to August 1999, interest rates from 7%
  to 10%, secured by equipment                            51,000        72,000
                                                    ------------  ------------
                                                         513,000       546,000
Less current maturities                                   90,000       101,000
                                                    ------------  ------------
                                                    $    423,000  $    445,000
                                                    ============  ============

Aggregate maturities of long-term debt are as follows:
1997                   71,000
1998                  185,000
1999                   25,000
2000                   23,000
2001                   26,000
Thereafter            183,000
                  -----------
                  $   513,000
                  ===========

Actual cash payments for interest during the periods ended March 31, 1997 and 1996 were $18,000 and $16,000 respectively.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Financial Information Relating to Industry Segments

                                                        1997          1996
                                                        ----          ----
Sales to unaffiliated customers:
   Oil and gas industry                             $    137,000  $     45,000
   Environmental testing and management industry         408,000       561,000
                                                    ------------  ------------
                                                    $    545,000  $    606,000
                                                    ============  ============
  Discontinued operations                           $        -    $     17,000
                                                    ============  ============

Operating profit or (loss):
   Oil and gas industry                             $     40,000  $    (23,000)
   Environmental testing and management industry         (82,000)      (56,000)
   Unallocated corporate expenses                        (38,000)      (50,000)
                                                    ------------  ------------
                                                    $    (80,000) $   (129,000)
                                                    ============  ============
   Discontinued operations                          $        -    $     (6,000)
                                                    ============  ============

Identifiable assets:
   Oil and gas industry                             $    845,000  $    668,000
   Environmental testing and management industry         878,000     1,129,000
   Corporate assets                                    1,694,000     2,080,000
   Discontinued operations                                   -          85,000
                                                    ------------  ------------
                                                    $  3,417,000  $  3,962,000
                                                    ============  ============

Capital expenditures:
   Oil and gas industry                             $     24,000  $     61,000
   Environmental testing and management industry           9,000       110,000
   Other capital expenditures                                -           1,000
                                                    ------------  ------------
                                                    $     33,000  $    172,000
                                                    ============  ============

Depreciation, depletion and amortization:
   Oil and gas industry                             $     29,000  $     10,000
   Environmental testing and management industry          26,000        28,000
   Other depreciation, depletion and amortization         10,000        14,000
                                                    ------------  ------------
                                                    $     65,000  $     52,000
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
                              ==========

     In 1994, the Company had a net gain on the sale of the publishing segment in the amount of $683,000. The gain was netted against a provision for estimated losses of $44,000 on the disposal of the remaining assets and a provision of $129,000 for expected operating losses during the phase-out period from December 23, 1994 through March 31, 1995. In 1995 the publishing company had a $142,000 loss which was $100,000 operating loss and $42,000 loss on the sale of the remaining equipment.
     On December 23, 1994, the Company adopted a formal plan to sell its navigational products segment. A portion of the product line was sold in conjunction with the disposal of the publishing segment on December 23, 1994. The final disposal date was extended to December 31, 1996. The assets of the navigational products segment were sold piece meal consisted primarily of inventory and property and equipment.

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

     In 1994, the Company estimated an additional loss on the disposal of all discontinued operations of $128,000 to be incurred during the phase-out period of January 1, 1995 through December 31, 1995. Due to the additional operating losses incurred during the phase-out period and unanticipated losses on the disposition of certain equipment sales, actual losses of $458,000 were incurred during 1995 and $13,000 in 1996, exceeding the original estimates by $330,000. Accordingly, the accompanying consolidated statements of operations for 1996 includes the additional loss.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Discontinued Operations (cont.)

     Net assets to be disposed of for the discontinued segments on the balance sheets at March 31, 1997 and 1996 are as follows:
                                              1997        1996
                                              ----        ----
     Accounts receivable                   $      -    $    5,000
     Inventory                                    -        26,000
     Property and equipment                       -         2,000
                                           ---------   ----------
       Total assets                        $      -    $   33,000
                                           =========   ==========

     Assets are shown at their expected net realizable values.

     Operating results of the publishing, navigational products, printing, and environmental assembly segments for the period prior to disposal are shown separately in the accompanying consolidated income statements.

     Net sales of the discontinued segments for 1997 and 1996 were as follows:
                                              1997        1996
                                              ----        ----
     Publishing                            $      -    $      -
     Navigational products                        -        17,000
     Printing                                     -           -
     Environmental assembly                       -           -
                                           ---------   ----------
                                           $      -    $   17,000
                                           =========   ==========

     These amounts are not included in net sales in the accompanying consolidated statements of operations.



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources:
--------------------------------


As of the date of this report the Company's current assets are approximately the same as current liabilities. Included in current liabilities are $320,000 worth of short term notes collateralized by receivables which are expected to be refinanced during the second or third quarter of 1997. The Company provided $175,000 of working capital from operations during the first quarter of 1997. The Company purchased approximately $33,000 of property and equipment and used working capital to retire $238,000 of debt obligations. $40,000 of new debt obligations were incurred.

It is expected that during the second or third quarter of 1997, the Company will finalize a sale on its former offices at 6WN Road in Casper. This transaction should reduce long term debt by approximately $147,000 and provide an additional $75,000 to $80,000 of working capital.

Results of Operations:
---------------------
In the first quarter of 1997, the Company reported a loss of $77,000 compared to $137,000 in the first quarter of 1996. Included in this $77,000 loss are approximately $20,000 of costs associated with the reduction of staff, including severance pay, in the Texas and Salt Lake City offices. The primary reason for the $60,000 loss reduction compared to the prior year is the increased performance of the oil and gas business segment of the Company.

Oil and Gas:

Oil and gas revenues were $128,000 compared to $44,000 in 1996. This increase is due primarily from the increased production levels at the Company's Brundage Canyon Fields in Duchesne County, Utah. One new well and two worked over wells have contributed to the bulk of this increase. It is estimated that additional wells and revenues will occur to supplement this increase in the remaining months of 1997. However, expenses from oil and gas operations increased only $19,000 from $22,000 to $41,000. This $19,000 cost increase compares to $84,000 revenue increase and, as stated above, is the primary reason for improved operating performance in the first quarter of 1997 as compared to the first quarter of 1996.

Environmental Engineering :

Environmental engineering revenues declined from $560,000 in 1996 to $405,000 in 1997. Correspondingly, environmental expenses also declined from $589,000 in the first quarter of 1996 to $463,000 in the first quarter of 1997. This decline is due to a large part to the decreased demand level for the Company's consulting services. It is estimated that the remaining quarters of 1997 will be slightly better that corresponding quarters for 1996.

Additional Information:

The Company had depreciation, depletion and amortization of $65,000 during the first quarter of 1997 compared to $52,000 during the first quarter of 1996. This increase in total amortization costs is primarily due to increased depletion at the Brundage Canyon Field in Duchesne County, Utah.

General and administrative costs were $56,000 during the quarter as opposed to the $72,000 in the first quarter of 1996. The $16,000 decrease was due to reduced levels of the Employee Stock Ownership Plan contribution and to tightening of corporate budgets on all general administrative accounts.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Results of Operations:   continued
---------------------


Interest expense was $18,000 for the quarter as compared to $16,000 for the first quarter of 1996. Although debt levels declined moderately, interest rates increased from the levels of one year ago and the corresponding $2,000 increase occurred.

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

In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, Financial Accounting Statement No. 109 requires that deferred taxes be provided. The Company has taken the position that to provide such disclosure is not only meaningless but somewhat distortive. As of the first quarter 1997 no such income tax provision would have been necessary.


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

Date:   May 15, 1997            By:     Joseph J. McQuade
                                        ------------------------------------
                                        Joseph J. McQuade, President and
                                        Chief Executive Officer

Date:   May 15, 1997            By:     Bill Ukele
                                        ------------------------------------
                                        Bill Ukele, Controller and