Form 10-Q
period 1997-06-30
HAWKS INDUSTRIES INC
filed 1997-08-18
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997Commission File Number: 0-5781


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

YES  X                   NO
    ----                    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



       Class                        Outstanding at June 30, 1997
--------------------               ------------------------------

Capital Stock, $.01 par value                27,028,194
                                     INDEX
                                     -----



                                                      PAGE

PART I    FINANCIAL INFORMATION                        3

          Consolidated Balance Sheets
             June 30, 1997 and December 31, 1996       4

          Consolidated Statements of Operations
             Three months and six months ended
             June 30, 1997 and 1996                    5

          Consolidated Statements of Cash Flows
             Six months ended June 30, 1997 and 1996   6

          Notes to Consolidated Financial Statements   7

          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operation                                12


PART II   OTHER INFORMATION                           14






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


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                      June 30,      December
                                                                      31,
                                                        1997          1996
                                                        ----          ----

                                                     (unaudited)
                       ASSETS
                       ------

CURRENT ASSETS
   Cash (including certificate of deposit 1996
     $2,000)                                        $     18,000  $     48,000
   Accounts receivable                                   452,000       320,000
   Short-term investments                                300,000       571,000
   Costs in excess of billings                            13,000        51,000
   Other current assets                                   53,000        52,000
                                                    ------------  ------------

      Total current assets                               836,000     1,042,000
                                                    ------------  ------------

PROPERTY AND EQUIPMENT, net (successful efforts
method)                                                2,201,000     2,266,000
                                                    ------------  ------------
NOTE RECEIVABLE                                           40,000        42,000
                                                    ------------  ------------

LAND INVESTMENT                                          202,000       202,000
                                                    ------------  ------------

OTHER ASSETS                                             215,000       213,000
                                                    ------------  ------------

                                                    $  3,494,000  $  3,765,000
                                                    ============  ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
   Notes payable                                    $    340,000  $    485,000
   Current maturities of long-term debt                  227,000       101,000
   Accounts payable                                      473,000       402,000
   Accrued liabilities                                    41,000        95,000
                                                    ------------  ------------

      Total current liabilities                        1,081,000     1,083,000
                                                    ------------  ------------

LONG-TERM DEBT                                           271,000       445,000
                                                    ------------  ------------

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, $.01 par value; authorized
        19,940,000 shares; no shares issued                  -             -
      Common stock, $.01 par value; authorized
        100,000,000 shares; outstanding 1997 -
        27,028,194 shares; 1996 - 26,788,858 shares      270,000       268,000
   Capital in excess of par value of common stock      2,623,000     2,586,000
   Retained earnings (deficit) (since elimination of
     deficit at December 31, 1988)                      (751,000)     (617,000)
                                                    ------------  ------------

                                                       2,142,000     2,237,000
                                                    ------------  ------------

                                                    $  3,494,000  $  3,765,000
                                                    ============  ============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                                                Three Months Ended                     Six Months Ended
                                                     June 30,                              June 30,
                                             1997               1996               1997                1996
                                             ----               ----               ----                ----

Operating revenue:
    Oil and gas sales                  $         71,000   $          37,000  $         199,000  $          81,000
    Environmental                               486,000             515,000            891,000          1,075,000
    Gain on sale of assets                           -                4,000             12,000              6,000
                                       ----------------   -----------------  -----------------  -----------------

                                                 557,000            556,000          1,102,000          1,162,000
                                       -----------------  -----------------  -----------------  -----------------

Operating expenses:
    Oil and gas                                  42,000              18,000             83,000             40,000
    Environmental                               437,000             587,000            900,000          1,176,000
    Depreciation, depletion and
     amortization                                64,000              56,000            129,000            108,000
    General and administrative                    67,000             65,000            123,000            137,000
                                       -----------------  -----------------  -----------------  -----------------

                                                 610,000            726,000          1,235,000          1,461,000
                                       -----------------  -----------------  -----------------  -----------------

Operating loss from continuing
 operations                                     (53,000)           (170,000)          (133,000)          (299,000)
Other income (expense):
    Other income                                  8,000                 -               23,000                 -
    Interest income                               5,000              11,000             11,000             25,000
    Interest expense                             (17,00)            (17,000)           (35,000)           (33,000)
                                       -----------------  -----------------  -----------------  -----------------

Loss from continuing operations before
 taxes                                          (57,000)           (176,000)          (134,000)          (307,000)
                                       ----------------   -----------------  -----------------  -----------------

Provision for taxes:
    Current                                          -                  -                  -                   -
    Deferred                                         -                  -                  -                   -
                                       ----------------   -----------------  -----------------  -----------------
                                                     -                  -                  -                   -
                                       ----------------   -----------------  -----------------  -----------------


Loss from continuing operations                 (57,000)           (176,000)          (134,000)          (307,000)
Discontinued operations                              -               (2,000)               -               (8,000)
                                       ----------------   -----------------  -----------------  -----------------
Net loss                               $         (57,00)  $        (178,000) $        (134,000) $        (315,000)
                                       =================  =================  =================  =================

Weighted average number of common
shares outstanding                           27,028,194          26,788,858         27,017,616         26,788,858
                                       ================   =================  =================  =================
Loss per common share:
    Loss from continuing operations    $           (.00)  $            (.01) $            (.00) $            (.01)
    Discontinued operations                          -                 (.00)               -                 (.00)
                                       ----------------   -----------------  -----------------  -----------------

                                       $           (.00)  $            (.01) $            (.00) $            (.01)
                                       =================  =================  =================  =================

See Notes to Consolidated Financial Statements


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                        1997          1996
                                                        ----          ----

Cash flows from operating activities:
   Loss from continuing operations                  $   (134,000) $   (307,000)
   Adjustment to reconcile net loss to net cash
   provided:
      Depreciation, depletion and amortization           129,000       108,000
      Impairment of non producing oil and gas              3,000         3,000
      property
      Gain on sale of assets                             (12,000)       (6,000)
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts
        receivable                                      (132,000)      224,000
        Decrease (increase) in inventory, costs
           in excess of billings and other current
           assets                                         37,000       (79,000)
        Increase (decrease) in accounts payable
           and accrued expenses                           17,000       (18,000)
                                                    ------------  ------------
                                                         (92,000)      (75,000)

     Operating cash flow from discontinued
     operations                                              -          18,000
                                                    ------------  ------------

Net cash flow provided by operating activities           (92,000)      (57,000)
                                                    ------------  ------------


Cash flows from investing activities:
   Purchases of property and equipment                   (80,000)     (238,000)
   Proceeds from sale of properties                       25,000        14,000
   Increase in other assets                               (2,000)       (4,000)
   Decrease in note receivable                             2,000         3,000
  Decrease in short-term investments                     271,000       253,000
                                                    ------------  ------------
                                                         216,000        28,000

  Investing cash flow from discontinued
  operations                                                 -           1,000
                                                    ------------  ------------

Net cash flow provided by investing activities           216,000        29,000
                                                    ------------  ------------


Cash flows from financing activities:
   Proceeds from debt obligations incurred                   -         126,000
   Reduction of debt obligations                        (193,000)      (46,000)
   Proceeds from sale of stock                            39,000           -
                                                    ------------  ------------

                                                        (154,000)       80,000

   Financing cash flow from discontinued
   operations                                                -          (7,000)
                                                    ------------  ------------
Net cash provided by (used in) financing
activities                                              (154,000)       73,000
                                                    ------------  ------------


Increase (decrease) in cash and cash equivalents         (30,000)       45,000
Cash and cash equivalents at beginning of year            48,000       197,000
                                                    ------------  ------------

Cash and cash equivalents at end of year            $     18,000  $    242,000
                                                    ============  ============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at June 30, 1997 and December 31, 1996 consists of the following:
                                                         1997          1996
                                                         ----          ----

Nonproducing oil and gas properties, net of
  valuation allowance of $5,000 in 1997 and $2,000
  in 1996                                           $     23,000  $     26,000
Producing oil and gas properties                       1,686,000     1,622,000
Furniture and fixtures                                   396,000       394,000
Transportation equipment                                 243,000       265,000
Buildings and leasehold improvements                     816,000       816,000
Engineering and lab equipment                          1,092,000     1,084,000
Other                                                    118,000       118,000
                                                    ------------  ------------

                                                       4,374,000     4,325,000
Less accumulated depreciation and depletion            2,173,000     2,059,000
                                                    ------------  ------------

                                                    $  2,201,000  $  2,266,000
                                                    ============  ============


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at June 30, 1997 and December 31, 1996 are as follows:
                                               1997        1996
                                               ----        ----

Short-term note payable due bank, interest
  at 11.5% $40,000 maturing October 13,
  1997 collateralized by office building    $  40,000  $      -
Short-term notes payable due bank, interest
  at 8.0% $50,000 maturing January 1, 1997
  and $150,000 maturing June 23, 1997
  collateralized by certificate of deposit         -      200,000
Revolving line of credit $300,000 interest
  at 7.25% maturing June 23, 1998
  collateralized by certificate of deposit    300,000     285,000
                                            ---------  ----------

                                            $ 340,000  $  485,000
                                            =========  ==========

Long-Term debt at June 30, 1997 and December 31, 1996 is as follows:
                                               1997        1996
                                               ----        ----

Mortgage note payable to bank, interest set
  at 3.125% above U.S. Treasury Bill index
  for one year each June 1st, (9.815% at
  June 30, 1997), payable $1,490 per month
  including interest until April 1, 2003,
  collateralized by office building         $  80,000  $   84,000

Mortgage note payable to City of Casper,
  interest at 4%, payable $859 per month
  including interest until June 8, 1998
  then balance due in lump sum,
  collateralized by office building and
  warehouse                                   146,000     149,000

Mortgage notes payable to W.D. Hodges and
  Jim Ferris Properties, interest at 9%
  payable $971 per month until September
  17, 2013, collateralized by building         99,000     101,000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)
                                               1997        1996
                                               ----        ----


Mortgage note payable to bank, interest set
  at 4% above U.S. Treasury Bill index for
  one year each April 1st, (9.9% at June
  30, 1997) payable $1,251 per month
  including interest until March 22, 2009,
  collateralized by office building         $ 104,000  $  106,000


Lease payable, Eaton Financial Corporation,
  payable $1,227 per month including
  interest, collateralized by computer
  equipment with original cost of $49,000,
  accumulated depreciation of $20,000 and
  $17,000 at 1997 and 1996                      7,000      11,000

Note payable, State of Wyoming, interest at
  4%, due in quarterly installments of
  approximately $4,000 including interest
  until May 14, 1998, unsecured                16,000      23,000

Installment loans payable, due at various
  times from August 1997 to August 1999,
  interest rates from 7% to 10%, secured by
  equipment                                    46,000      72,000
                                            ---------    --------

                                              498,000     546,000

Less current maturities                       227,000     101,000
                                            ---------  ----------

                                            $ 271,000  $  445,000
                                            =========  ==========

Aggregate maturities of long-term debt are as follows:

1997              54,000
1998             186,000
1999              25,000
2000              23,000
2001              26,000
Thereafter       184,000
               ---------

               $ 498,000
               =========

Actual cash payments for interest during the periods ended June 30, 1997 and 1996 were $35,000 and $33,000 respectively.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Financial Information Relating to Industry Segments
                                                        1997          1996
                                                        ----          ----

Sales to unaffiliated customers:
   Oil and gas industry                             $    208,000  $     86,000
   Environmental testing and management industry         894,000     1,076,000
                                                    ------------  ------------

                                                    $  1,102,000  $  1,162,000
                                                    ============  ============

  Discontinued operations                           $        -    $     29,000
                                                    ============  ============

Operating profit or (loss):
   Oil and gas industry                             $     15,000  $    (45,000)
   Environmental testing and management industry         (57,000)     (157,000)
   Unallocated corporate expenses                        (91,000)      (97,000)
                                                    ------------  ------------

                                                    $   (133,000) $   (299,000)
                                                    ============  ============

   Discontinued operations                          $        -    $     (8,000)
                                                    ============  ============

Identifiable assets:
   Oil and gas industry                             $    886,000  $    631,000
   Environmental testing and management industry       1,000,000     1,165,000
   Corporate assets                                    1,608,000     1,895,000
   Discontinued operations                                   -          62,000
                                                    ------------  ------------

                                                    $  3,494,000  $  3,753,000
                                                    ============  ============

Capital expenditures:
   Oil and gas industry                             $     69,000  $     33,000
   Environmental testing and management industry          11,000       163,000
   Other capital expenditures                                -          42,000
   Discontinued operations                                   -             -
                                                    ------------  ------------

                                                    $     80,000  $    238,000
                                                    ============  ============

Depreciation, depletion and amortization:
   Oil and gas industry                             $     61,000  $     21,000
   Environmental testing and management industry          51,000        57,000
   Other depreciation, depletion and amortization         20,000        33,000
                                                    ------------  ------------

                                                    $    132,000  $    111,000
                                                    ============  ============

      Discontinued operations                       $        -    $        -
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

     In 1994, the Company estimated an additional loss on the disposal of all discontinued operations of $128,000 to be incurred during the phase-out period of January 1, 1995 through December 31, 1995. Due to the additional operating losses incurred during the phase-out period and unanticipated losses on the disposition of certain equipment sales, actual losses of $458,000 were incurred during 1995 and $13,000 in 1996, exceeding the original estimates by $330,000. Accordingly, the consolidated statements of operations for 1996 included the additional loss.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Discontinued Operations (cont.)

     Net assets to be disposed of for the discontinued segments on the balance sheets at June 30, 1997 and 1996 are as follows:
                                              1997        1996
                                              ----        ----

     Accounts receivable                   $      -    $    3,000
     Inventory                                    -        21,000
     Property and equipment                       -         1,000
                                           ----------  ----------

       Total assets                        $      -    $  25,000
                                           ==========  =========

     Assets are shown at their expected net realizable values.

     Net sales of the discontinued segments for 1997 and 1996 were as follows:
                                              1997        1996
                                              ----        ----

     Publishing                            $      -    $      -
     Navigational products                        -        29,000
     Printing                                     -           -
     Environmental assembly                       -           -
                                           ----------  ----------

                                           $      -    $  29,000
                                           ==========  =========

     These amounts are not included in net sales in the accompanying consolidated statements of operations.



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources:
--------------------------------


As of June 30, 1997, the Company had deficit working capital of $245,000. But for the items which follow, this would be a concern.

     First: The Company is currently negotiating for, and has every reason to believe that, $200,000 of long term financing will be put into place shortly after the date of this report. The payments on this debt will be approximately $4,000 per month. Other debt with payments in cumulative monthly amounts of nearly $7,000 will be satisfied by year end. The $7,000 per month which had been used to meet loan payments which will soon be paid will produce more than enough to meet the $4,000 debrt service on this new note. The effect of this transaction will be to reduce short-term liabilities and therefore, increase working capital by approximately $200,000 (ignoring the current portion of the debt retirement).

     Second: On one of the buildings which the Company owns, and which is for sale, there is a balloon payment due the end of June, 1998. The amount of that note at June 30, 1997, was $146,000. Consequently, during this quarter $146,000 of long-term debt must now be classified as short-term in accordance with generally accepted accounting principles. Although the Company has had preliminary discussions with the lender and had been given assurance that a refinancing can be arrived at, the negotiations have not progressed enough to reclassify the debt in accordance with accounting pronouncements. When refinanced this amount would also reduce current liabilities and therefore, increase working capital by a corresponding amount.

     Third: The Company's office building in San Marcos, Texas has been listed for sale at $190,000. Existing debt at June 30, 1997, is $99,000. The listing agent is extremely confident that the building will be sold in a relatively short period of time. Such a sale would reduce long-term debt by $99,000 and increase cash by an additional $91,000.

     Fourth: The Company's office facility at 6WN Road in Casper, Wyoming has also been listed for sale. The total listing price on the three pieces of property is $490,000. Total debt against the properties is $266,000 ($146,000 of which was discussed above). Should the entire facility be sold, an additional reduction of long and short-term debt of $266,000 will occur and additional cash reserves of $224,000, minus applicable commissions, fees and discounts, will be added to working capital.

     Fifth: The Company's environmental business has shown encouraging signs of increasing its business and correspondingly its income. If maintained, this will also have positive impacts on working capital.

Management is concerned about the working capital position, but believes it has taken all available steps to insure that an improvement will be seen in its financial position by year end of 1997 and particularly after its various office buildings have been sold.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
---------------------



In the second quarter of 1997, the Company reported a loss of $57,000. This loss represents less than the non-cash expenses of depreciation, depletion and amortization and has indicated that the Company has begun operating on a positive cash flow basis.

Oil and Gas:

Oil and gas revenues were $71,000 compared to $37,000 for the same quarter in 1996. This brings the six month oil and gas sales to $199,000 as compared to only $81,000 in 1996. Significantly, oil and gas expenses have not increased as dramatically and although were $42,000 during the quarter as compared to $18,000 in 1996, and $83,000 for six months as compared to $40,000 in six months in 1996, the net oil and gas operating profit has continued to escalate. It is expected that oil and gas revenues will remain higher than the 1996 results throughout the remainder of this year.

Environmental Engineering :

Environmental engineering revenues declined only $29,000 during the second quarter of 1997 as compared to the second quarter of 1996. This followed a $155,000 decline in the first quarter of 1997 as compared to the same quarter of 1996. Management is optimistic that with new contracts, increased summer work and the addition of a large contract in Indonesia, that environmental revenues will be approximately the same as or greater than revenues for 1996 for the remainder of the year. Environmental expenses were down from $587,000 in 1996 to $437,000 in 1997. The $150,000 decline in expenses corresponds with only a $29,000 decline in revenues for the first quarter of 1997 as compared to 1996. Similar declines are noted for the six months ending June 30, 1997.

Additional Information:

The Company had depreciation, depletion and amortization of $64,000 during the second quarter of 1997 bringing the total to $129,000 for six months. These numbers are slightly larger than similar amounts in 1996. It is expected that depreciation and depletion will remain relatively constant through the remainder of the year.

General and administrative costs were $67,000 for the quarter and $123,000 for the six months, compared to $65,000 for the quarter and $137,000 for the six months in 1996. The decrease in the six month numbers is primarily in the reduced levels of the Employee Stock Ownership Plan contribution.

Interest expense was $17,000, the same as it was in 1996 and $35,000 for the six months, approximately the same as the $33,000 in the prior year. Although debt levels continue to decline moderately, interest rates have increased slightly from the levels of one year ago. As the Company's unused building facilities are sold, debt levels will be reduced significantly and interest expense will be reduced in a corresponding manner.



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


                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b)  None


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                HAWKS INDUSTRIES, INC.
                                (Registrant)
Date:   August 15, 1997         By:     Joseph J. McQuade
                                        ------------------------------------
                                        Joseph J. McQuade, President and
                                        Chief Executive Officer
Date:   August 15, 1997         By:     Bill Ukele
                                        ------------------------------------
                                        Bill Ukele, Controller and Chief
                                        Financial Officer