Form 10-Q
period 1997-09-30
HAWKS INDUSTRIES INC
filed 1997-11-13
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997 Commission File Number: 0-5781


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

YES  X                   NO
    ----                    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



       Class                       Outstanding at September 30, 1997
--------------------               -----------------------------------

Capital Stock, $.01 par value                27,028,194
                                     INDEX
                                     -----



                                                      PAGE

PART I    FINANCIAL INFORMATION                          3

          Consolidated Balance Sheets
             September 30, 1997 and December 31, 1996    4

          Consolidated Statements of Operations
             Three months and nine months ended
             September 30, 1997 and 1996                 5

          Consolidated Statements of Cash Flows
             Nine months ended September 30, 1997
             and 1996                                    6

          Notes to Consolidated Financial Statements     7

          Management's Discussion and Analysis of
             Financial Condition and Results
             of Operation                               12


PART II   OTHER INFORMATION                             14







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


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      September     December
                                                         30,          31,
                                                        1997          1996
                                                        ----          ----

                                                     (unaudited)
---
                       ASSETS
                       ------

CURRENT ASSETS
   Cash (including certificate of deposit 1996
     $2,000)                                        $     24,000  $     48,000
   Accounts receivable                                   464,000       320,000
   Short-term investments                                253,000       571,000
   Costs in excess of billings                             9,000        51,000
   Other current assets                                   55,000        52,000
                                                    ------------  ------------

      Total current assets                               805,000     1,042,000
                                                    ------------  ------------

PROPERTY AND EQUIPMENT, net (successful efforts
method)                                                2,137,000     2,266,000
                                                    ------------  ------------
NOTE RECEIVABLE                                           39,000        42,000
                                                    ------------  ------------

LAND INVESTMENT                                          202,000       202,000
                                                    ------------  ------------

OTHER ASSETS                                             216,000       213,000
                                                    ------------  ------------

                                                    $  3,399,000  $  3,765,000
                                                    ============  ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
   Notes payable                                    $    240,000  $    485,000
   Current maturities of long-term debt                  240,000       101,000
   Accounts payable                                      360,000       402,000
   Accrued liabilities                                    39,000        95,000
                                                    ------------  ------------

      Total current liabilities                          879,000     1,083,000
                                                    ------------  ------------

LONG-TERM DEBT                                           430,000       445,000
                                                    ------------  ------------

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, $.01 par value; authorized
        19,940,000 shares; no shares issued                  -             -
      Common stock, $.01 par value; authorized
        100,000,000 shares; outstanding 1997 -
        27,028,194 shares; 1996 - 26,788,858 shares      270,000       268,000
   Capital in excess of par value of common stock      2,623,000     2,586,000
   Retained earnings (deficit) (since elimination of
     deficit at December 31, 1988)                      (803,000)     (617,000)
                                                    ------------  ------------
                                                       2,090,000     2,237,000
                                                    ------------  ------------

                                                    $  3,399,000  $  3,765,000
                                                    ============  ============

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                                                           Three Months Ended                             Nine Months Ended
                                                              September 30,                                 September 30,
                                                       1997                   1996                   1997                   1996
                                                       ----                   ----                   ----                   ----

Operating revenue:
     Oil and gas sales                  $             63,000   $             51,000   $            262,000   $            132,000
     Environmental                                   494,000                448,000              1,385,000              1,523,000
     Gain on sale of assets                            5,000                  3,000                 17,000                  9,000
                                        --------------------   --------------------   --------------------   --------------------
                                                     562,000                502,000              1,664,000              1,664,000
                                        --------------------   --------------------   --------------------   --------------------

Operating expenses:
     Oil and gas                                      29,000                 12,000                112,000                 52,000
     Environmental                                   462,000                542,000              1,362,000              1,718,000
     Depreciation, depletion and
     amortization                                     65,000                 60,000                194,000                168,000
     General and administrative                       52,000                 60,000                175,000                197,000
                                        --------------------   --------------------   --------------------   --------------------

                                                     608,000                674,000              1,843,000              2,135,000
                                        --------------------   --------------------   --------------------   --------------------

Operating loss from continuing
operations                                           (46,000)              (172,000)              (179,000)              (471,000)
Other income (expense):
    Other income                                       6,000                    -                   29,000                    -
     Interest income                                   6,000                  9,000                 17,000                 34,000
     Interest expense                                (18,000)               (16,000)               (53,000)               (49,000)
                                        --------------------   --------------------   --------------------   --------------------

Loss from continuing operations
before taxes                                        (52,000)              (179,000)              (186,000)              (486,000)
                                        -------------------    -------------------    -------------------    -------------------
Provision for taxes:
     Current                                             -                      -                      -                      -
     Deferred                                            -                      -                      -                      -
                                        --------------------   --------------------   --------------------   --------------------

                                                         -                      -                      -                      -
                                        --------------------   --------------------   --------------------   --------------------

Loss from continuing
operations                                           (52,000)              (179,000)              (186,000)              (486,000)
Discontinued operations                                  -                   (3,000)                   -                  (11,000)
                                        --------------------   --------------------   --------------------   --------------------

Net loss                                $            (52,000)  $           (182,000)  $           (186,000)  $           (497,000)
                                        ====================   ====================   ====================   ====================

Weighted average number of common shares
outstanding                                       27,028,194             26,788,858             27,021,180             26,788,858
                                        ====================   ====================   ====================   ====================


Loss per common share:
     Loss from continuing
     operations                         $               (.00)  $               (.01)  $               (.01)  $               (.02)
     Discontinued operations                             -                     (.00)                   -                     (.00)
                                        --------------------   --------------------   --------------------   --------------------

                                        $               (.00)  $               (.01)  $               (.01)  $               (.02)
                                        ====================   ====================   ====================   ====================

See Notes to Consolidated Financial Statements


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                                                        1997          1996
                                                        ----          ----

Cash flows from operating activities:
   Loss from continuing operations                  $   (186,000) $   (486,000)
   Adjustment to reconcile net loss to net cash
   provided:
      Depreciation, depletion and amortization           194,000       168,000
      Impairment of non producing oil and gas
      property                                             4,000         5,000
      Gain on sale of assets                             (17,000)       (9,000)
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts
        receivable                                      (144,000)      269,000
        Decrease (increase) in inventory, costs
           in excess of billings and other current
           assets                                         39,000       (40,000)
        Increase (decrease) in accounts payable
           and accrued expenses                          (98,000)       88,000
                                                    ------------  ------------

                                                        (208,000)       (5,000)

     Operating cash flow from discontinued
     operations                                              -          19,000
                                                    ------------  ------------

Net cash flow provided by (used in) operating
activities                                              (208,000)       14,000
                                                    ------------  ------------


Cash flows from investing activities:
   Purchases of property and equipment                   (85,000)     (438,000)
   Proceeds from sale of properties                       33,000        39,000
   Increase in other assets                               (3,000)      (11,000)
   Decrease in note receivable                             3,000         3,000
  Decrease in short-term investments                     318,000       246,000
                                                    ------------  ------------
                                                         266,000      (161,000)
  Investing cash flow from discontinued
  operations                                                 -           1,000
                                                    ------------  ------------
Net cash flow provided by (used in) investing
activities                                               266,000      (160,000)
                                                    ------------  ------------

Cash flows from financing activities:
   Proceeds from debt obligations incurred               200,000       146,000
   Reduction of debt obligations                        (321,000)      (65,000)
   Proceeds from sale of stock                            39,000           -
                                                    ------------  ------------
                                                         (82,000)       81,000
   Financing cash flow from discontinued
   operations                                                -         (11,000)
                                                    ------------  ------------
Net cash provided by (used in) financing
activities                                               (82,000)       70,000
                                                    ------------  ------------

Decrease in cash and cash equivalents                    (24,000)      (76,000)
Cash and cash equivalents at beginning of year            48,000       197,000
                                                    ------------  ------------
Cash and cash equivalents at end of year            $     24,000  $    121,000
                                                    ============  ============

See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at September 30, 1997 and December 31, 1996 consists of the following:
                                                         1997          1996
                                                         ----          ----

Nonproducing oil and gas properties, net of
  valuation allowance of $6,000 in 1997 and $2,000
  in 1996                                           $     21,000  $     26,000
Producing oil and gas properties                       1,636,000     1,622,000
Furniture and fixtures                                   391,000       394,000
Transportation equipment                                 235,000       265,000
Buildings and leasehold improvements                     816,000       816,000
Engineering and lab equipment                          1,096,000     1,084,000
Other                                                    118,000       118,000
                                                    ------------  ------------
                                                       4,313,000     4,325,000
Less accumulated depreciation and depletion            2,176,000     2,059,000
                                                    ------------  ------------
                                                    $  2,137,000  $  2,266,000
                                                    ============  ============


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at September 30, 1997 and December 31, 1996 are as follows:
                                                         1997          1996
                                                         ----          ----

Short-term note payable due bank, interest at 11.5%
  $40,000 maturing October 13, 1997 collateralized
  by office building                                $     40,000  $        -
Short-term notes payable due bank, interest at 8.0%
  $50,000 maturing January 1, 1997 and $150,000
  maturing June 23, 1997 collateralized by
  certificate of deposit                                     -         200,000
Revolving line of credit $200,000 interest at 7.25%
  maturing June 23, 1998 collateralized by
  certificate of deposit                                 200,000       285,000
                                                    ------------  ------------
                                                    $    240,000  $    485,000
                                                    ============  ============

Long-Term debt at September 30, 1997 and December 31, 1996 is as follows:
                                                         1997          1996
                                                         ----          ----

Mortgage note payable to bank, interest set at
  3.125% above U.S. Treasury Bill index for one year
  each June 1st, (9.815% at September 30, 1997),
  payable $1,490 per month including interest until
  April 1, 2003, collateralized by office building  $     77,000  $     84,000

Mortgage note payable to City of Casper, interest at
  4%, payable $859 per month including interest
  until June 8, 1998 then balance due in lump sum,
  collateralized by office building and warehouse        145,000       149,000

Mortgage notes payable to W.D. Hodges and Jim Ferris
  Properties, interest at 9% payable $971 per month
  until September 17, 2013, collateralized by
  building                                                99,000       101,000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)
                                                         1997          1996
                                                         ----          ----


Mortgage note payable to bank, interest set at 4%
  above U.S. Treasury Bill index for one year each
  April 1st, (9.9% at September 30, 1997) payable
  $1,251 per month including interest until March
  22, 2009, collateralized by office building       $    102,000  $    106,000

Lease payable, Eaton Financial Corporation, payable
  $1,227 per month including interest,
  collateralized by computer equipment with original
  cost of $49,000, accumulated depreciation of
  $21,000 and $17,000 at 1997 and 1996                     4,000        11,000

Note payable, State of Wyoming, interest at 4%, due
  in quarterly installments of approximately $4,000
  including interest until May 14, 1998, unsecured        16,000        23,000

Installment loans payable, due at various times from
  August 1997 to August 1999, interest rates from 7%
  to 10%, secured by equipment                            27,000        72,000

Note payable, Wyoming Industrial Development
  Corporation, interest at 7.33%, payable $3,991 per
  month including interest until September 13, 2002,
  collateralized by equipment                            200,000           -
                                                    ------------  ------------
                                                         670,000       546,000
Less current maturities                                  240,000       101,000
                                                    ------------  ------------
                                                    $    430,000  $    445,000
                                                    ============  ============

Aggregate maturities of long-term debt are as follows:
1997                   35,000
1998                  221,000
1999                   62,000
2000                   64,000
2001                   69,000
Thereafter            219,000
                  -----------
                  $   670,000
                  ===========

Actual cash payments for interest during the periods ended September 30, 1997 and 1996 were $53,000 and $49,000 respectively.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Financial Information Relating to Industry Segments
                                                        1997          1996
                                                        ----          ----

Sales to unaffiliated customers:
   Oil and gas industry                             $    273,000  $    138,000
   Environmental testing and management industry       1,391,000     1,526,000
                                                    ------------  ------------
                                                    $  1,664,000  $  1,664,000
                                                    ============  ============

  Discontinued operations                           $        -    $     39,000
                                                    ============  ============

Operating profit or (loss):
   Oil and gas industry                             $      1,000  $    (55,000)
   Environmental testing and management industry         (48,000)     (279,000)
   Unallocated corporate expenses                       (132,000)     (137,000)
                                                    ------------  ------------
                                                    $   (179,000) $   (471,000)
                                                    ============  ============
   Discontinued operations                          $        -    $    (11,000)
                                                    ============  ============

Identifiable assets:
   Oil and gas industry                             $    859,000  $    756,000
   Environmental testing and management industry       1,005,000     1,096,000
   Corporate assets                                    1,535,000     1,761,000
   Discontinued operations                                   -          57,000
                                                    ------------  ------------
                                                    $  3,399,000  $  3,670,000
                                                    ============  ============

Capital expenditures:
   Oil and gas industry                             $     70,000  $    199,000
   Environmental testing and management industry          15,000       194,000
   Other capital expenditures                                -          45,000
   Discontinued operations                                   -             -
                                                    ------------  ------------
                                                    $     85,000  $    438,000
                                                    ============  ============

Depreciation, depletion and amortization:
   Oil and gas industry                             $     89,000  $     38,000
   Environmental testing and management industry          73,000        87,000
   Other depreciation, depletion and amortization         36,000        48,000
                                                    ------------  ------------
                                                    $    198,000  $    173,000
                                                    ============  ============
      Discontinued operations                       $        -    $      1,000
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

     Accounts receivable                   $      130,000
     Inventory                                    293,000
     Other current assets                         205,000
     Property and equipment                        20,000
     Book masters and copyright                    50,000
                                           --------------
                                           $      698,000
                                           ==============


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


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Discontinued Operations (cont.)

     Net assets to be disposed of for the discontinued segments on the balance sheets at September 30, 1997 and 1996 are as follows:
                                              1997        1996
                                              ----        ----

     Accounts receivable                   $      -    $    3,000
     Inventory                                    -        16,000
     Property and equipment                       -         1,000
                                           ----------  ----------
       Total assets                        $      -    $   20,000
                                           ==========  ==========

     Assets are shown at their expected net realizable values.

     Net sales of the discontinued segments for 1997 and 1996 were as follows:
                                              1997        1996
                                              ----        ----

     Publishing                            $      -    $      -
     Navigational products                        -        39,000
     Printing                                     -           -
     Environmental assembly                       -           -
                                           ----------  ----------
                                           $      -     $  39,000
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



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources:
--------------------------------


As of September 30, 1997, the Company had deficit working capital of $74,000. This is an improvement of $171,000 during the quarter.

As explained in the June 30, 1997 report, the Company has a short term working capital deficit, primarily due to the classification of certain debt. During the third quarter, the Company made significant strides towards improving that position and it is expected that other steps outlined in the June 30, 1997 report will be accomplished before year end and the Company will show continued improvement in its working capital position.

For example, on one of the buildings which the Company owns and which is for sale, there is a balloon payment due the end of June, 1998. The amount of that note at September 30, 1997, was $145,000. Consequently, the entire amount of long term debt must now be classified as short term in accordance with generally accepted accounting principles. Although the Company continues to have preliminary discussions with the lender and has been given assurance that refinancing can be arrived at, the negotiations have not progressed enough to classify the debt in accordance with accounting pronouncements. In addition, the existing debt carries only a 4% interest rate and the Company does not see any significant advantage to restructuring the debt until near June of 1998.

In addition, both the Company's office building in San Marcos, Texas and the Company's office facility at 6WN Road in Casper, Wyoming have been listed for sale. Should either one of them or both sell in the forthcoming quarter, there will be a significant addition to working capital and income for the period.

Lastly, the Company's environmental business continues to show encouraging signs and has helped provide the ability to generate cash flow in the last several months.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations:
---------------------



In the third quarter of 1997, the Company reported a loss of $52,000. This loss represents less than the non-cash expenses of depreciation, depletion and amortization and indicates that the Company has begun operating on a positive cash flow basis. The loss compares to $182,000 in the prior year showing $130,000 improvement and bringing the year to date earnings to an improvement of $311,000 over the prior year.

Oil and Gas:

Oil and gas revenues were $63,000 compared to $51,000 for the respective third quarter of 1996. This brings the nine month oil and gas sales to $262,000 as compared to only $132,000 in the prior year. Oil and gas expenses were $29,000 as opposed to $12,000 in the prior year. For the nine months gross profit from oil operations is $150,000 as opposed to only $80,000 for the nine month period in 1996.

Environmental Engineering :

Environmental engineering revenues increased from $448,000 in 1996 to $494,000 in 1997. This is the first increase in revenues after several quarters of revenue declines. Management is encouraged by this trend. Correspondingly, environmental expenses were $462,000 as opposed $542,000 for the same period in 1996. For both the third quarter and the year to date numbers, it is significant that the Company is showing gross profit from environmental operations and has reversed the losses from operations in the prior period.

Additional Information:

The Company had depreciation, depletion and amortization of $65,000 for the quarter compared to $60,000 in 1996. Corresponding numbers for the nine month period ending September 30, 1997 and 1996, were $194,000 and $168,000 respectively. It is estimated that the Company will continue to have approximately $64,000 of depreciation and depletion each quarter for the next several years.

General and administrative costs were $52,000, down from $60,000 in the same three month period in 1996. Also, nine month general and administrative costs were $175,000, down from $197,000 for the same period in 1996.
Interest expense was $18,000, approximately the same as 1996. And the nine month interest expense was $53,000, also only slightly up from $49,000 in the prior year. There will be no significant changes in interest expense until the Company is successful in selling its Texas property and the former office properties at 6WN Road in Casper.



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

In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, Financial Accounting Statement No. 109 requires that deferred taxes be provided. The Company has taken the position that to provide such disclosure is not only meaningless but somewhat distortive. As of the third quarter 1997 no such income tax provision would have been necessary.

                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b)  None


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                HAWKS INDUSTRIES, INC.
                                (Registrant)
Date:   November 13, 1997       By:  Joseph J. McQuade
                                     ---------------------------------------
                                     Joseph J. McQuade, President and
                                     Chief Executive Officer
Date:   November 13, 1997       By:  Bill Ukele
                                     ---------------------------------------
                                     Bill Ukele, Controller and Chief Financial
                                     Officer