Form 10-K
period 1997-12-31
HAWKS INDUSTRIES INC
filed 1998-03-26
CIK 15678

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-K

           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                                       or
           [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                  For the fiscal year ended December 31, 1997


                         Commission file number 0-5781

                            HAWKS INDUSTRIES, INC.
                      (Exact Name of Registrant as specified in its charter)


        Delaware                                             83-0211955
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

913 Foster Road, Casper, Wyoming                                         82601

(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:   (307) 234-1593

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of the Common Stock, $.01 Par Value, on March 17, 1998, was $1,351,515.

As of March 17, 1998, Registrant had 1,351,515 shares of Common Stock, $.01 Par Value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Materials filed pursuant to Regulation 14 C by paper dated November 17, 1997, and EDGAR, March 5, 1998, into Part III.

                                    PART I.

ITEM 1 - BUSINESS

History - General

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

In 1993, due to a downturn in the aviation industry and specifically to a nearly 45% decrease in student enrollment in aviation maintenance schools, IAP's sales declined. Accordingly, the Company's growth in 1993 was directed at the environmental business. Additional environmental staff was employed to meet the increasing demand for the Company's services.

During late 1994, the Company received an unsolicited offer to buy its aviation publishing assets (IAP). Accordingly, as of December 31, 1994, substantially all of the publishing assets were sold for approximately $1,800,000. In this report and in the accompanying financial statement, the results of operations of IAP have been shown as "discontinued operations" in accordance with generally accepted accounting principles.

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

In 1997, the Company's principal operations consisted of Environmental Testing and Oil and Gas operations.

The following industry segment information will give the reader a financial overview of each of the Company's industry segments. A detailed description of each segment follows thereafter.





                                                     1997             1996            1995

       Sales to unaffiliated customers:
         Oil and gas industry                 $       333,000  $       188,000  $      196,000
         Environmental testing and management
           industry                                 1,798,000        1,958,000       3,097,000

                                              $     2,131,000  $     2,146,000  $    3,293,000


       Discontinued operations                $           -    $        44,000  $       28,000


       Operating profit or (loss):
         Oil and gas industry                 $       (36,000) $       (43,000) $      (46,000)
         Environmental testing and management
           industry                                   (51,000)        (433,000)        323,000
         Unallocated Corporate expenses              (159,000)        (247,000)       (192,000)

                                              $      (246,000) $      (723,000) $       85,000


        Discontinued operations               $           -    $       (13,000) $     (330,000)


       Identifiable assets:
         Oil and gas industry                 $       854,000  $       879,000  $      619,000
         Environmental testing and management
           industry                                   893,000        1,080,000       1,203,000
         Corporate assets                           1,447,000        1,806,000       2,107,000
         Discontinued operations                          -                -            86,000


                                              $     3,194,000  $     3,765,000  $    4,015,000


       Capital expenditures:
         Oil and gas industry                 $        92,000  $       358,000  $      189,000
         Environmental testing and management
           industry                                    30,000          207,000         214,000
         Other capital expenditures                       -             49,000           7,000
         Discontinued operations                          -                -             1,000

                                              $       122,000  $       614,000  $      411,000


       Depreciation, depletion and
       amortization:
         Oil and gas industry                 $       111,000  $        67,000  $       39,000
         Environmental testing and management
           industry                                   103,000          116,000          98,000
         Other depreciation, depletion and
           amortization                                40,000           56,000          57,000

                                              $       254,000  $       239,000  $      194,000


         Discontinued operations                          -    $         2,000  $       61,000



OIL AND GAS

To the date of this report the Company had participated in the drilling of 315 gross (63.47 net) wells of which 219 gross (39.17 net) have been successful. In general terms, the Company has ceased its drilling and exploration activity.
The likelihood of the Company participating in additional wells in the near future is remote. The Company does, however, have several oil and gas properties which it will attempt to have drilling completed on where the Company will have a non-operating interest.

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

With the exception of brief periods when political and economic unrest in the Middle East (such as the last half of 1990), or when short-term market "interruptions" such as the Alaska oil spill caused prices to rise rapidly, prices of crude oil and refined petroleum products generally have declined in the last seven years as a result of an oversupply of petroleum products, particularly gasoline and fuel oils, relative to the demand for such products. The prices received for oil production have become increasingly volatile. This has resulted in great uncertainty in the oil and gas industry and has led many companies engaged in oil and gas exploration and production to substantially curtail their activities. This situation of substantial oversupply relative to demand is due in part to increased production and lower rates of consumption caused by voluntary conservation efforts as well as increased competition from alternative fuels.

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

Generally, this deduction is a specified percentage (currently 15%) of gross income from oil and gas property. Percentage depletion may not exceed 100% of the net income, and is limited in the aggregate to 65% of the Company's taxable income. Any depletion exceeding the 65% limitation, however, may be carried over indefinitely. At December 31, 1997 this carryover was $2,119,000.

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

The Company at December 31, 1997 had a net operating loss ("NOL") carryforward of $11,148,000.

The Tax Reform Act of 1986 made substantial changes with regard to NOL carryforwards. After an "ownership change" the taxable income of a loss corporation available for offset by pre-change NOL carryforwards is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three year period preceding the test date. Under federal tax law, the amount and availability of loss carryforwards are subject to a variety of interpretations and restrictive tests applicable to the Company. Under the Code, the utilization of such loss carryforward could be limited or effectively lost upon certain changes in ownership. The net operating loss carryforwards expire between 1998 and 2011.


DISCONTINUED OPERATIONS

As of December 31, 1994 the Company sold substantially all of the assets of its aviation publishing business for approximately $1,800,000. The Company had purchased this business on July 1, 1986 for less than $300,000. During 1995, the Company sold its printing assets for $221,000. Also the Company realized $36,000 from the sale of navigational supply assets and from furniture and fixtures.

In conjunction with the sale of its aviation publishing business, the Company chose to discontinue its navigational products business in order to maximize sales of existing inventory. This discontinuance involved the gradual liquidation of inventory and sale of equipment. At December 31, 1996 this discontinuance was completed.


ENVIRONMENTAL ENGINEERING

Competition

The Environmental Engineering industry is also highly competitive. Many of the company's competitors both in its primary market areas and throughout the United States are substantially larger and have significantly greater financial and human resources.

Markets

The Company concentrates its activities primarily in the Rocky Mountains, the mid-continent area and in Texas. However, during, 1995, 1996, and 1997, the company provided services for customers in 14, 13, and 13 different states respectively, and one foreign country (Indonesia). In the area of air quality and air emissions the Company provides to its customers compliance testing for air emissions in accordance with certain federal and state environmental standards. In addition, they perform evaluations of process operations for the users of emissions equipment; and to a lesser degree, the Company performs "performance guarantees" for newly purchased abatement equipment for some of its customers. The Company also provides ambient air surveys for new or renewable air emission permits.

In addition, the Company also provides industrial hygiene and indoor air quality evaluations, as well as corrective planning with a full-time professional certified industrial hygienist on staff.

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

The Environmental Protection Agency (EPA) and Nuclear Regulatory Commission perform periodic audits in the form of on-site walk throughs at testing facilities and direct observation of test procedures. In addition, the EPA submits "blind samples" for which the Company analyzes and submits its test results. These results are measured against standardized testing performed by the EPA on the same sample to determine a lab's ability to analyze samples.

In addition, most state environmental agencies conduct on-site evaluations for compliance with established professional testing standards and techniques.

Taxation

The Company's environmental contracts are generally not individually significant. To the degree that a contract is in process at year end, the Company employs the completed contract method of accounting for income taxes. Generally this method provides that no income or expense will be recognized on a contract until such time as the contract is completed. In the environmental testing business, there is no feasible way to determine the percentage of completion for many types of contracts.


EMPLOYEES

As of the date of this report, the Company has 23 full-time employees. (Administration and Accounting 3, Environmental 18 and Corporate Management 2). All employees are provided with the opportunity to participate in a comprehensive health and benefits package. All eligible employees participate in the Company's Employee Stock Ownership Plan.

None of the employees are represented by a union and the Company believes that its relationship with its employees is good.


ITEM 2 - PROPERTIES

PROPERTIES - REAL ESTATE

The Company owns facilities consisting of five separate buildings located on approximately ten acres.

On March 22, 1994, the Company purchased a 10,600 square foot building on 4 acres in an industrial park in Casper. This facility will accommodate the expected growth of the Company's environmental business and now houses the Corporate oil and gas, environmental testing, and accounting offices.

The Company also owns one building, an office building of 10,600 square feet.
An adjacent building has 6,000 square feet. Next to it is an 11,500 square foot warehouse. These buildings have been listed for sale and prior to the sale have been periodically rented to outside parties.

The Company also owns a 5,000 sq. ft. building in San Marcos, Texas which housed all environmental personnel and equipment for the Company's Texas operations. This building has also been listed for sale.

In addition, W.E.S.T. rents office space in Evanston, Wyoming on a month-to-month basis from a third party. In 1995 the Company also rented office space in Cheyenne, Wyoming on a month-to-month basis.

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

Although technically required to do so, the Company has not presented the required disclosure. Management feels that with the sale of its major oil and gas producing property in 1992, and with the continually decreased emphasis on oil and gas producing activities, the information is relatively meaningless. In addition, based on costs of prior years, the estimated costs to obtain all of such information would be at least $10,000. For these reasons the disclosure has not been presented.

Net Quantities of Oil and Gas Produced

The net quantities of oil and gas produced by the Company during each of the last three fiscal years are as follow:

             Oil (bbls)  Gas (Mcf)
    1995        6,500      52,000
    1996        4,500      57,000
    1997       11,000      49,000


Average Sales Price and Production Costs

The following table reflects information concerning each of the last three fiscal years:

                                         1997          1996          1995
Average sales price per bbl             $18.25        $20.84        $17.50
Average sales price per Mcf               2.30          1.47          1.30
Average production cost per
 net equivalent bbl*                      6.55          4.34          5.38

* Natural gas has been converted into equivalent bbls using a conversion ratio of 6:1.

Drilling Activity

The Company has not participated in the drilling of exploratory wells in 1997, 1996, nor 1995. In late 1995, the Company participated in the drilling one development well which was a productive well. In 1996 the Company participated in the drilling of 3 developmental wells which were productive. The Company did not participate in drilling any development wells in 1997.


Title to Properties

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


ITEM 3 - LEGAL PROCEEDINGS

The Company is not involved in or aware of any pending or threatened material legal proceedings, to which the Company is a party or which any of its property is the subject.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's annual meeting held on January 8, 1998, the Company submitted the following items to a vote of security holders through the solicitation of proxy or otherwise.

Proposal to affect a 20 for 1 reverse stock split. This reverse split changed the number of shares outstanding from 27,028,194 to 1,351,515. Results of the election were as follows:

                For                    20,742,315
                Against                 3,251,585
                Abstain                   262,869


The other proposal submitted to voters was to change the Company's State of Domicile from the State of Delaware to the State of Wyoming. Results of the election were as follows:

                For                    19,024,720
                Against                   246,100
                Abstain                   209,386


The Directors elected by the shareholders at the Annual Meeting were as follows:

Bruce A. Hinchey
Dwight B. Despain

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS


The Company's Common Stock is traded in the over-the-counter market and is quoted by NASDAQ under the symbol "HAWK". The high and low closing bid quotations for the calendar period indicated, as reported by NASDAQ and then restated to reflect the February, 1998, 20 for 1 reverse stock split, are shown in the following table:

                                              Bid Price
                                      HIGH                  LOW
1995:
      First Quarter                    1 1/4                1 1/4
      Second Quarter                   1 1/4                5/8
      Third Quarter                    5 5/8                1 1/4
      Fourth Quarter                   4 3/8                3 1/8
1996:
      First Quarter                    4 3/8                1 7/8
      Second Quarter                   4 3/8                1 7/8
      Third Quarter                    5 5/8                3 1/8
      Fourth Quarter                   5                    3 1/8
1997:
      First Quarter                    3 3/4                3 1/8
      Second Quarter                   3 1/8                1 1/4
      Third Quarter                    4 3/8                1 7/8
      Fourth Quarter                   3 1/8                1 1/4

Bid quotations represent prices between dealers, do not include retail markup, markdown, or commissions and do not necessarily represent actual transactions.


Number of Shareholders

As of March 6, 1998 there were 902 holders of record of the Company's Common Stock.


Dividends

The Company has never paid any dividends on its common stock and does not have any current plans to pay any dividends in the foreseeable future. Should the Company determine at some future date that the payment of dividends would be desirable, any such dividends would be dependent upon the earnings and financial condition of the Company.

ITEM 6 - FINANCIAL DATA

                                              Year Ended December 31,
                         1997           1996          1995          1994           1993
Operating revenues
 from continuing
 operations          $  2,131,000   $  2,146,000  $  3,293,000  $  2,595,000   $  2,602,000
Net income (loss)
 from continuing
 operations              (264,000)      (742,000)      117,000      (250,000)      (275,000)
Net income (loss)        (264,000)      (755,000)     (213,000)      268,000       (410,000)
Income (loss) from
 continuing
 operations per
 share*                      (.20)          (.55)          .09          (.12)          (.18)
Net income (loss) per
 share*                      (.20)          (.56)         (.16)          .14           (.29)
Total assets            3,194,000      3,765,000     4,015,000     4,883,000      4,461,000
Long-term debt            415,000        445,000       493,000       677,000        554,000
Shareholder's equity    2,012,000      2,237,000     2,992,000     3,175,000      2,912,000
Dividends declared
 per share                     -             -             -              -             -


*  As restated for 20:1 reverse stock split.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

In late 1994, the Company made decisions to expand the San Marcos, Texas office and in 1996, decided to expand services further by opening an office in Salt Lake City, Utah. These decisions came after the record breaking year of 1995. The operational losses from 1996 were unacceptable. In order to correct the corporate direction, management made several positive steps to improve the financial condition of the Company. As a result, 1997 proved to be an eventful year for the Company.

In 1997, the Company had a loss of $264,000. The Company has continued to reduce their Texas and Utah offices and for year 1997, reduced the loss by 52 percent over the 1996 operating loss, of which approximately $20,000 was a carryover from 1996 office reductions. The Company still plans to work in these areas, but all jobs will be run out of the Casper office. Of the $264,000 loss for 1997, the Company had non-cash depreciation, depletion and amortization write-offs of $254,000.

Texas Office -- Management closely scrutinized and discovered that the operation was not productive. It was decided to reduce the personnel expense by 78 percent. These changes reduced the revenues by 33%. Clients are now being serviced and maintained by the Casper, Wyoming office personnel. Further cuts and complete dissolution of the Texas office will be realized in 1998.

Salt Lake City Office -- The management of the Salt Lake City office has been removed from employment with the Company. All clients are now being serviced from the Casper and Evanston, Wyoming offices. This consolidation occurred mid to late 1997, and resulted in a 75 percent decrease in losses.

Casper Office -- The Casper office houses the Hawks Corporate offices, as well as maintaining the majority of the environmental equipment and personnel for the organization.

In a cost savings move on May 1, management reduced the salaries of two of the three executive officers employed by the Corporation: The salary reductions were as follow:
     Bruce A. Hinchey    24%
     James E. Meador, Jr.     24%
On May 15, Joseph J. McQuade's salary was reduced by 10%.

These corrections were the keystone to a net $350,000 cost savings.

In the first quarter of 1998, Joseph J. McQuade, CEO, terminated his employment. As a result a significant cost savings will result. (See Note 14, "Subsequent Events" of the accompanying financial statements). Those negotiations were successful and his departure will be effective in the first quarter of 1998.

It is important to note that the majority of funding for the Agreement with Mr. McQuade will come from outside investors.

Evanston, Wyoming Office -- The operation of the Oil and Gas production analytical laboratory realized an increase of more than 30% and the net income increased 309%. The equipment remained in good operational condition, fewer repairs were needed, and our major clients in the area increased our workload as oil and gas production increased.

The industry wide reduction in environmental engineering and testing services continued through mid-1997, however the trend reversed as evidenced by client contact late in 1997 and early 1998. Environmental companies nationwide have faced the downturn. Those remaining, such as W.E.S.T., have faired well by increasing market share.

The Company purchased approximately $122,000 in property and equipment for 1997 compared to $614,000 in 1996 and $410,000 in 1995. Of the $122,000 purchased,
$92,000 was for equipment on the three development wells drilled in Brundage Canyon. We are anticipating two additional development wells in 1998 and the environmental testing business will require some additional equipment. Purchases of equipment should be held to the 1997 figure.

The Company continues to attempt to sell its facilities on 6WN Road in Casper and has leased two of the three facilities which amounts to approximately 75% of the debt service on the buildings. The sale of either of the Casper properties or the San Marcos property would have a significant positive impact on the Company's liquidity and capital resources.

The following information is provided for the years ending December 31, 1997 and 1996:

                                                   1997               1996
Working capital                               $      (140,000)*    $      (41,000)
Long-term debt to equity                                1:4.9               1:5.0
Cash provided (utilized) by operations        $      (148,000)     $      160,000
Cash and short-term investments available     $       235,000      $      619,000

* $140,000 loan on office building listed as current liability.

In addition, in late 1996 the Company purchased 33.7 acres of undeveloped commercial real estate in Casper, Wyoming. The land is adjacent to and fronts Interstate 25 and is dissected by East Second Street (the main business thoroughfare in Casper). The land was purchased for less than 18 cents per square foot. Business real estate development has increased at adjoining property. There is no announced time table for development of the land.

Management believes that the carrying value of producing oil and gas properties is not in excess of the future revenues which will be recovered. Carrying value of producing properties, net of depletion is $835,000. Oil and gas revenues, net of expenses were $183,000 for the year. As many of the Company's producing properties are natural gas properties with lives in excess of twenty-five years, we believe the carrying value of the assets is fully recoverable.

In addition, the Company has carrying value of $19,000 on non-producing properties which is net of an allowance for impairment of $8,000. Management believes the allowance is adequate and the remaining costs in the assets will be recovered.

Management knows of no environmental assessment problems nor of the potential of any such environmental assessment. All purchased real estate has had environmental studies done prior to purchase and our environmental lab has been instructed on the appropriate procedures for disposals of various kinds of waste. Such wastes (although relatively insignificant in amount) are tested prior to disposal as part of an environmental assurance program.


Results of Operations:

This summarization of the Results of Operations will not include the activities of the discontinued operations. The reader is referred to the section above entitled Liquidity and Capital Resources and to Footnote No. 9 of the Consolidated Financial Statements.

Environmental revenues decreased from $3,124,000 to $1,959,000 between 1995 and 1996, this was the result of the Company being able to acquire several large clients in 1995 and the subsequent completion of some of those contracts. With the completion of these jobs, and a general downturn in the demand for environmental services, environmental revenues decreased by $167,000 or 8.5%, from $1,959,000 in 1996 to $1,792,000 in 1997. This decrease was mainly due from reducing the size of the Texas office. Environmental expenses decreased from $2,674,000 in 1995 to $2,276,000 in 1996 but did not decrease proportionately with the dramatic decrease in revenues. The reason for this is the Company's inability to decrease its trained staff without jeopardizing its ability to compete in the market. Between 1996 and 1997 the company was able to reduce costs by $530,000 or 23% from $2,276,000 in 1996 to $1,746,000 in 1997, this decrease was mainly due to decreases in staff in Texas, Utah, and Cheyenne and the majority of the jobs being run from the Casper office.

Oil and gas sales declined slightly from $186,000 in 1995 to $181,000 in 1996. Oil and gas sales increased from $181,000 in 1996 to $322,000 in 1997 or 78% due to the drilling of three development wells in 1996 in the Brundage Canyon field. Oil and gas expenses decreased by $50,000 to $73,000 from 1995 to 1996. This decline reflects the Company's' acquisition of certain producing overriding royalties as compared to the bulk of the sales being from more expensive properties in prior years. Oil and gas expenses increased from $73,000 in 1996 to $139,000 in 1997, a 90% increase reflecting the additional wells drilled in the Brundage Canyon Field.

Depreciation, depletion and amortization was $194,000 in 1995 compared to $239,000 in 1996, a 45% increase. This increase reflects the depreciation on the increased assets purchased in 1995 and 1996. Depreciation, depletion and amortization increased from $239,000 in 1996 to $254,000 in 1997, a 6.2% increase due to the depletion and depreciation in the Brundage Canyon Oil Field.

General and administrative costs increased from $217,000 in 1995 to $281,000 in 1996. This increase in overhead costs reflects an increased number of staff from 1995 to 1996. General and administrative costs decreased by $43,000 from $281,000 in 1996 to $238,000 in 1997, a 15.3% decrease due to decreases in staff and other cost-cutting efforts.

Interest expense decreased from $76,000 in 1995 to $65,000 in 1996. This decrease was due to a declining borrowing base between the years. Interest expense increased in 1997 to $72,000 from $65,000 in 1996, a 10.7% increase due to additional outstanding loans. Interest income decreased from $67,000 in 1995 to $43,000 in 1996 to $20,000 in 1997, a 35.8% decrease in 1996 and a 53.4%
decrease in 1997 reflecting the utilization of investments for operations. Provision for income taxes reflect the amount of current income taxes payable. No provision has been made for deferred taxes in 1995, 1996, or 1997.

Management believes that although disclosures mandated by SFAS No. 109 are generally informative, that in the Company's case the application of SFAS No. 109 leads to disclosures which are confusing. To comply with SFAS No. 109 is to record deferred income tax expense on the books of the Company, when in fact, the Company has $11,148,000 of net operating loss carryforwards, $2,119,000 of depletion carryforwards and $43,000 of various income tax credits. This issue is derived from the application of the provisions of SFAS No. 109 to companies who have had quasi reorganizations in the past. (Hawks Industries applied the quasi reorganization provisions ARB #43, effective in 1988.) Specifically, paragraphs 39 and 49 of SFAS No. 109 require that in cases where there has been a quasi reorganization, that the tax benefits of loss carryforwards and credits, earned prior to the date of the quasi reorganization, be ignored when calculating deferred income tax benefits. Although management believes that such obscure provisions may give rise to great fodder in the world of academia, we believe that to apply the principles of SFAS No. 109, paragraphs 39 and 49, is at variance with the economic realities of the present case. Accordingly, we have not applied the provisions of SFAS No. 109, paragraphs 39 and 49.

It is management's intent to attempt to reflect the economic reality of our present tax situation. Given all of the future tax benefits which will be available to the Company to offset future net income, management believes that the financial statements presented have accomplished our goal.



ITEM 8 - FINANCIAL STATEMENTS


Hawks Industries, Inc. and Subsidiaries


Index to Consolidated Financial Statements

Report of Certified Public Accountants on
    the Financial Statements                                                16
Consolidated Balance Sheets                                                 17
Consolidated Statements of Operations                                       18
Consolidated Statements of Shareholders' Equity                             19
Consolidated Statements of Cash Flows                                       20
Notes to Consolidated Financial Statements                                  21

                    HOCKER, LOVELETT, HARGENS & SKOGEN, P.C.
                          Certified Public Accountants



                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Hawks Industries, Inc.
Casper, Wyoming

We have audited the accompanying consolidated balance sheets of Hawks Industries, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 4, Statement of Financial Accounting Standards No. 109, ~Accounting~for~Income~Taxes~requires that deferred taxes be reflected for temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. SFAS No. 109 also precludes the use of tax benefits resulting from the carryforward of net operating losses which originated prior to the Company's quasi-reorganization to increase net income and specifically requires that they be treated as direct additions to paid-in-capital. The Company has not provided for recognition of deferred taxes in accordance with generally accepted accounting principles. If such a provision were made, net income for 1997, 1996 and 1995 would be increased/(decreased) by approximately $(11,000), $11,000 and $(61,000), respectively.

In our opinion, except for the effects of omitting deferred income taxes, as discussed in the third paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawks Industries, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

The Company has not presented the disclosures about oil and gas producing activities that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic financial statements.

          /s/ Hocker, Lovelett, Hargens & Skogen, P.C.
Casper, Wyoming
March 2, 1998

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

ASSETS                                                             1997            1996
CURRENT ASSETS
  Cash (including certificates of deposit 1996 $2,000)        $       30,000  $       48,000
  Accounts receivable                                                330,000         320,000
  Short-term investments                                             205,000         571,000
  Costs on uncompleted contracts in excess of related
   billings                                                           12,000          51,000
  Other current assets                                                50,000          52,000

    Total current assets                                             627,000       1,042,000

PROPERTY AND EQUIPMENT, net
 (successful efforts method)                                       2,112,000       2,266,000

NOTE RECEIVABLE                                                       38,000          42,000

LAND INVESTMENT                                                      202,000         202,000

OTHER ASSETS                                                         215,000         213,000

                                                             $     3,194,000  $    3,765,000


    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                               $      240,000  $      485,000
  Current maturities of long-term debt                               227,000         101,000
  Accounts payable                                                   275,000         402,000
  Accrued liabilities                                                 25,000          95,000

    Total current liabilities                                        767,000       1,083,000

LONG TERM DEBT                                                       415,000         445,000

SHAREHOLDERS' EQUITY
  Capital stock:
    Preferred stock, $.01 par value; authorized 19,940,000
      shares; no shares issued                                           -                -
    Common stock, $.01 par value; authorized 100,000,000
      shares; outstanding 1997 - 27,028,194 shares;
      1996 - 26,788,858                                              270,000         268,000
  Capital in excess of par value of common stock                   2,623,000       2,586,000
  Retained (deficit) (since elimination of deficit
   at December 31, 1988)                                            (881,000)       (617,000)

                                                                   2,012,000       2,237,000

                                                             $     3,194,000  $    3,765,000


See Notes to Consolidated Financial Statements.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1997, 1996 and 1995
                                         1997          1996          1995
Operating revenue:
  Oil and gas                        $    322,000  $    181,000  $    186,000
  Environmental                         1,792,000     1,959,000     3,124,000
  Gain (loss) on sale of assets            17,000         6,000       (17,000)

                                        2,131,000     2,146,000     3,293,000

Operating expenses:
  Oil and gas                             139,000        73,000       123,000
  Environmental                         1,746,000     2,276,000     2,674,000
  Depreciation, depletion and
   amortization                           254,000       239,000       194,000
  General and administrative              238,000       281,000       217,000

                                        2,377,000     2,869,000     3,208,000

Operating income (loss) from
 continuing operations                   (246,000)     (723,000)       85,000
Other income (expense):
  Other income                             34,000         3,000           -
  Interest income                          20,000        43,000        67,000
  Interest expense                        (72,000)      (65,000)      (76,000)
  Sale of Marketable Securities               -             -          41,000

Gain (loss) from continuing
 operations before taxes                 (264,000)     (742,000)      117,000
Provision for taxes:
  Current                                     -             -             -

Gain (loss) from continuing
 operations                              (264,000)     (742,000)      117,000
Discontinued operations                       -         (13,000)     (330,000)

Net income (loss)                    $   (264,000) $   (755,000) $   (213,000)


Weighted average number of
 common shares outstanding as
 restated for 20:1 reverse stock
 split                                  1,351,147     1,339,443     1,328,915


Earnings (loss) per common share as
 restated for 20:1 reverse stock
 split:
  Gain (loss) from continuing
   operations                        $       (.20) $       (.55) $        .09
  Discontinued operations (net)               -            (.01)         (.25)

                                     $       (.20) $       (.56) $       (.16)



See Notes to Consolidated Financial Statements.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996 and 1995
                                                                   Capital in   Accumulated
                                          Common Stock Issued      Excess of      Earnings
                                           Shares      Amount      Par Value     (Deficit)
Balance January 1, 1995                  26,322,782   $ 263,000   $  2,561,000  $  351,000
Stock issued to Employee Stock Ownership
 Plan Trust                                 461,076       5,000         24,000         -
Stock bonus granted employee                  5,000          -           1,000         -
Net loss                                         -           -             -      (213,000)

Balance December 31, 1995                26,788,858     268,000      2,586,000     138,000
Net loss                                         -           -             -      (755,000)

Balance December 31, 1996                26,788,858     268,000      2,586,000    (617,000)
Stock issued to Employee Stock Ownership
 Plan Trust                                 239,336       2,000         37,000         -
Net loss                                         -           -             -      (264,000)

Balance December 31, 1997                27,028,194   $ 270,000   $  2,623,000  $ (881,000)


See Notes to Consolidated Financial Statements.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1997, 1996 and 1995
                                                     1997             1996            1995
Cash flows from operating Activities:
  Gain (loss) from continuing operations      $      (264,000) $      (742,000) $      117,000
  Adjustments to reconcile net gain/loss to
   net cash provided:
    Depreciation, depletion and amortization          254,000          237,000         194,000
    Gain on sale of assets                            (17,000)          (6,000)        (24,000)
    Impairment of non-producing oil and gas
      property                                          6,000            6,000          37,000
    Changes in operating assets and
      liabilities:
       Decrease (increase) in accounts
       receivable                                      (10,000)         384,000         (269,000)
       Decrease (increase) in costs in excess
        of billings and other current assets            41,000          (45,000)          24,000
       Increase (decrease) in accounts payable
        and  accrued expenses                         (158,000)         292,000         (202,000)

                                                      (148,000)         126,000         (123,000)
  Operating cash flow from discontinued
   operations                                             -             34,000        (127,000)

Net cash flows provided by (used in) oper.
 activities                                          (148,000)         160,000        (250,000)

Cash flow from investing activities:
  Purchases of property and equipment                (122,000)        (614,000)       (410,000)
  Proceeds from sale of properties                     33,000           42,000         216,000
  Decrease (increase) in other assets                  (2,000)           3,000          13,000
  Increase in land investment                             -           (202,000)             -
  Decrease (increase) in note receivable                4,000            4,000         (46,000)
  Decrease (increase) in short-term
   investments                                        366,000          236,000        (807,000)

                                                      279,000         (531,000)     (1,034,000)
  Investing cash flow from discontinued
   operations                                             -              1,000         285,000

Net cash provided by (used in) investing
activities                                            279,000         (530,000)       (749,000)

Cash flows from financing activities:
  Proceeds from sale of stock                             -                -            30,000
  Proceeds from debt obligations incurred             200,000          331,000         182,000
  Reduction of debt obligations                      (349,000)         (95,000)       (307,000)

                                                     (149,000)         236,000         (95,000)
  Financing cash flow from discontinued
   operations                                             -            (15,000)        (49,000)

Net cash provided by (used in) financing
activities                                           (149,000)         221,000        (144,000)

Decrease in cash and cash equivalents                 (18,000)        (149,000)     (1,143,000)
Cash and cash equivalents at beginning of year         48,000          197,000       1,340,000

Cash and cash equivalents at end of year      $        30,000  $        48,000  $      197,000


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

     Nature of business:

     The Company, through its subsidiary, Western Environmental Services and Testing, Inc. (WEST), acquired in 1992, is engaged in the environmental testing business. WEST's emphasis and area of greatest expertise is in air quality testing. Professional air quality evaluations are performed to determine the emissions of pollutants into the atmosphere from industrial sources. Industrial hygiene, along with indoor air quality for the general public and private business sectors, is also provided.

     The chemical laboratory, with analytical services for air, soils, and water is located at the Casper facility. During 1993, WEST formed a subsidiary, Western Environmental Services, Inc. to manage environmental remediation and clean-ups. Due to the decline in the funding of clean-ups nationwide, this subsidiary was substantially closed in September, 1996.

     The Company provides services to the general public, although most clients are industrial entities. Fees for services are due upon receipt of invoice and normally collected within 30 days.

     The Company is also presently engaged in investing in oil and gas producing properties with an emphasis on non-operating interests. Previously the Company had been involved in exploration and production activity but has de-emphasized this part of the oil and gas business in the last five years. Sales of oil and gas are made to domestic petroleum purchasing and refining companies with payment normally received within thirty to sixty days of date of sale.

     The Company formed Central Wyoming Properties, Inc. (a wholly owned subsidiary) in 1996 to acquire real estate investments. The Company, through a joint venture with outside parties, to date has acquired an ownership share of one property.

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

     The Company also owns 100% of W.E.S.T. which does environmental services and testing. W.E.S.T. has one wholly owned subsidiary, Western Environmental Services, Inc. which managed environmental clean-up projects and performs site evaluations.

     The Company also owns 100% of Central Wyoming Properties, Inc. which has real estate investments.

     Cash equivalents:

     For purposes of the Statement of Cash Flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Concentration of credit risk for cash held at banks:

     The Federal Deposit Insurance Corporation insures up to $100,000 of deposits maintained at any one financial institution. On December 31, 1997, the Company had approximately $135,000 in excess of insured levels.

     Accounts receivable:

     Accounts receivable consists of regular receivables from customers and a receivable from a loan to an officer of the Company. At December 31, 1997 and 1996, receivables consisted of the following:

                                              Regular
                                              Accounts      Loan to
                                 Total       Receivable     Officer
     1997                     $    330,000  $    318,000  $     12,000


     1996                     $    320,000  $    305,000  $     15,000




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

     Buildings and leasehold improvements, furniture and fixtures, transportation equipment, and engineering and lab equipment are stated at cost and depreciated over their estimated useful lives ranging from three to forty-one years principally by the straight-line method.

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

     Earnings per share:

     Earnings per common share were computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the year. Computation of the weighted average number of outstanding shares excludes common stock equivalents because their effect would be antidilutive. On January 8, 1998, at the Company's Annual meeting, a proposal was submitted to effect a 20 for 1 reverse stock split which reduced the company's outstanding shares from 27,028,194 to 1,351,515. Therefore, throughout these financial statements, earnings per share have been restated to reflect the reverse split.

     Bad debt:

     Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Environmental costs:

     Environmental expenditures that relate to current operations are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. At December 31, 1997 and 1996, no material liabilities have been recorded as a range of loss cannot be reasonably estimated.

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

     Advertising costs:

     The Company expenses advertising costs as incurred. Advertising costs are deemed immaterial in amount.


Note 2.   Property and Equipment

      Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                        1997         1996
      Non-producing oil and gas properties, net of
       valuation allowance of $8,000 in 1997 and
       $2,000 in 1996                                $     19,000  $     26,000
      Producing oil and gas properties                  1,659,000     1,622,000
      Furniture and fixtures                              391,000       394,000
      Transportation equipment                            235,000       265,000
      Buildings and leasehold improvements                816,000       816,000
      Engineering and lab equipment                     1,111,000     1,084,000
      Other                                               118,000       118,000

                                                        4,349,000     4,325,000
      Less accumulated depreciation and depletion       2,237,000     2,059,000

                                                     $  2,112,000  $  2,266,000



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Notes Payable, Long-Term Debt and Pledged Assets

Notes payable were as follows at December 31, 1997 and 1996
                                                          1997         1996
      Short-term notes payable due bank, interest at
       8.0% $50,000 matured January 1, 1997 and
       $150,000 matured June 23, 1997 collateralized
       by certificate of deposit                     $        -    $    200,000
      Revolving line of credit $200,000, interest at
       7.25% maturing June 23, 1998 collateralized
       by certificate of deposit                          200,000       285,000
      Short-term note payable due bank, interest at
       11.5%, payable $700 per month including
       interest until October 15, 1998, then balance
       due in lump sum, collateralized by building         40,000           -


                                                     $    240,000  $    485,000



Long-term debt at December 31, 1997 and 1996 is as follows:
                                                           1997          1996
      Mortgage note payable to bank, interest set at
       3.125%
       above U.S. Treasury Bill index for one year
       each June 1st, (9.815% at December 31, 1997),
       payable $1,490 per month including interest
       until April 1, 2003, collateralized by office
       building                                      $     74,000  $     84,000
      Mortgage note payable to City of Casper,
       interest at 4%, payable $859 per month
       including interest until June 8, 1998 then
       balance due in lump sum, collateralized by
       office building and warehouse                      144,000       149,000
      Mortgage notes payable to W.D. Hodges and Jim
       Ferris Properties, interest at 9% payable
       $971 per month until September 17, 2013,
       collateralized by building                          97,000       101,000
      Mortgage note payable to bank, interest set at
       4% above U.S. Treasury Bill index for one
       year each April 1st, (9.99% at December 31,
       1997) payable $1,251 per month including
       interest until March 22, 2009, collateralized
       by office building                                 102,000       106,000
      Lease payable, Eaton Financial Corporation,
       payable $1,227 per month including interest,
       collateralized by computer equipment with
       original cost of $49,000, accumulated
       depreciation of $22,000 and $17,000 at 1997
       and 1996                                             2,000        11,000
      Note payable, State of Wyoming, interest at 4%,
       due in quarterly installments of
       approximately $4,000 including interest until
       May 14, 1998, unsecured                             16,000        23,000
      Installment loans payable, due at various times
       from March 1998 to August, 1999, interest
       rates from 7.0% to 10%, secured by equipment        15,000        72,000
      Note payable Wyoming Industrial Development
       Corporation, interest at 7.33%, payable
       $3,991 per month including interest until
       October 5, 2002, collateralized by equipment       192,000           -

                                                          642,000       546,000
      Less current maturities                             227,000       101,000

                                                     $    415,000  $    445,000



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Notes Payable, Long-Term Debt and Pledged Assets (continued)
     Aggregate maturities of long-term   debt are as follows:
      1998                      $    227,000
      1999                            62,000
      2000                            64,000
      2001                            69,000
      2002                            64,000
      Thereafter                     156,000

                                $    642,000




     Actual cash payments for interest during the years ended December 31, 1997, 1996, and 1995 were $72,000, $66,000 and $78,000 respectively.



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

     Management believes that although disclosures mandated by SFAS No. 109 are generally informative, that in the Company's case the application of SFAS No. 109 leads to disclosures which are confusing. To comply with SFAS No. 109 is to record deferred income tax expense (credit) on the books of the Company, when in fact, the Company has $11,148,000 of net operating loss carryforwards, $2,119,000 of depletion carryforwards and $43,000 of various income tax credits. This issue is derived from the application of the provisions of SFAS No. 109 to companies who have had quasi reorganizations in the past. (Hawks Industries applied the quasi reorganization provisions ARB #43, effective in 1988.) Specifically, paragraphs 39 and 49 of SFAS No. 109 require that in cases where there has been a quasi reorganization, that the tax benefits of loss carryforwards and credits, earned prior to the date of the quasi reorganization, be ignored when calculating deferred income tax benefits. Although management believes that such obscure provisions may give rise to great fodder in the world of academia, we believe that to apply the principles of SFAS No. 109, paragraphs 39 and 49, is at variance with the economic realities of the present case. Accordingly, we have not applied the provisions of SFAS No. 109, paragraphs 39 and 49.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following disclosures are provided to show a condensed version of the financial statements had SFAS No. 109 been implemented.

          Balance Sheet                              1997           1996
     Current assets                             $     627,000  $   1,053,000
     Other assets                                   2,567,000      2,723,000

      Total assets                              $   3,194,000  $   3,776,000


     Current liabilities                        $     767,000  $   1,083,000
     Other liabilities                                415,000        445,000

      Total liabilities                             1,182,000      1,528,000

     Capital stock                                    270,000        268,000
     Capital in excess of par value                 2,789,000      2,752,000
     Retained earnings (deficit)                   (1,047,000)      (772,000)

      Total equity                                  2,012,000      2,248,000

      Total liabilities and equity              $   3,194,000  $   3,776,000





          Income Statement               1997          1996          1995

     Gain (loss) from continuing
      operations before taxes       $   (264,000) $   (742,000) $    117,000

     Provision for taxes:
      Current                                -             -             -
      Deferred                           (11,000)       11,000       (17,000)

                                         (11,000)       11,000       (17,000)

     Gain (loss) from continuing
     operations                         (275,000)     (731,000)      100,000
     Discontinued operations (net of
     taxes)                                  -         (13,000)     (374,000)

     Net income (loss)              $   (275,000) $   (744,000) $   (274,000



     If SFAS No. 109 was implemented, deferred tax (assets) liabilities would be comprised of the following at December 31:

     Tax effects of temporary
     differences for:                    1997          1996          1995
     Accounting for oil & gas
     properties                     $     57,000  $     75,000  $     75,000

      Total deferred tax
      liabilities                         57,000        75,000        75,000

     Other liabilities                       -         (11,000)          -
     Tax loss carryforwards           (3,514,000)   (3,432,000)   (3,452,000)
     Tax credit carryforwards            (86,000)     (126,000)     (181,000)

      Total deferred tax assets       (3,600,000)   (3,569,000)   (3,633,000)

     Net deferred asset               (3,543,000)   (3,494,000)   (3,558,000)
     Asset valuation allowances        3,543,000     3,483,000     3,558,000

        Net deferred tax asset      $        -    $    (11,000) $        -



     When subsequently recognized, approximately $2,600,000 of the 1997 deferred tax assets' tax benefits will be allocated directly to contributed capital as a result of the Company's quasi reorganization in 1988.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 1997, the Company's net operating loss and tax credits available for carryforward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

                                                         Net        Investment
                                                      Operating        Tax
             Year Ending December 31,:                  Losses       Credits
                        1998                           1,653,000        24,000
                        1999                           2,209,000         7,000
                        2000                           1,713,000        12,000
                        2001                           3,767,000           -
                        2003                             101,000           -
                        2004                              96,000           -
                        2009                             265,000           -
                        2010                             359,000           -
                        2011                             744,000           -
                        2012                             241,000           -

                                                    $ 11,148,000  $     43,000



     The Company also has approximately $43,000 in unused jobs tax credits and $2,119,000 in percentage depletion carryforwards available to offset future income tax liabilities. These items do not expire.


Note 5.   Stockholders' Equity

     The Company had an Incentive Stock Option Plan for key employees and had reserved 50,000 shares of unissued common stock to be issued thereunder. The plan expired on November 19, 1991. The option price was the market value of the shares on the date the option ($2.80) is granted except for beneficial holders of more than ten percent of the total outstanding shares of the Company, whose option price was one hundred ten percent of said market price. No option may be exercised by any employee until all previously granted options still outstanding to the same employee are exercised. There were 2,500 options outstanding and exercisable at December 31, 1997 and 1996. SFAS No. 123, Accounting for Stock Based Compensation, has no effect on the Consolidated Statement of Operations as there have been no changes in the outstanding options.

     The Company has an Employee Stock Ownership Plan-Trust. To be eligible to participate, employees must be 21 years of age and have had at least one year of continuous employment with the Company. The Company, at the discretion of the board of directors, may contribute to the plan an amount not to exceed 25 percent of total qualified compensation in any given year for any individual to a maximum of $30,000. On occasion, when the Company has contributed less than the amount allowed, the Company has made additional contributions under the carryover provisions of the plan in subsequent years. The total cost to the Company and its subsidiaries was $8,000, $58,000, and $63,000 in 1997, 1996, and 1995, respectively. The
     ESOP compensation expense was $901,000, $1,145,000, and $1,140,000 in 1997,
     1996, and 1995, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.   Related Parties


     The Company, through its subsidiary W.E.S.T., rented an office and laboratory in Casper, Wyoming from a company affiliated with two directors (Bruce Hinchey and James Meador) of the Company. Rent paid was $12,000 in 1995. There is a remaining balance owed by the Company of $10,774.

     During the year, the CEO, Joseph J. McQuade made multiple personal transactions at various times on the corporate credit card issued to him. All transactions were accounted for, and full reimbursement to the Company has been made as of January 31, 1998. On other occasions CEO, Joseph J. McQuade advanced funds to the Company for operations. Full reimbursement to Mr. McQuade has been made as of January 31, 1998.



Note 7.   Lease Commitments and Total Rental Expense

     The Company rents equipment under various operating lease agreements. The total minimum rental commitments at December 31, 1997 under the agreements are $3,000 which is due during the year ending December 31, 1998.


     The total equipment rental expense included in the Statements of Operations for the years ended December 31, 1997, 1996, and 1995 is $43,000, $28,000, and $198,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Financial Information Relating to Industry Segments
                                            1997          1996          1995
      Sales to unaffiliated customers:
        Oil and gas industry           $    333,000  $    188,000  $    196,000
        Environmental testing and
         management industry              1,798,000     1,958,000     3,097,000

                                       $  2,131,000  $  2,146,000  $  3,293,000


      Discontinued operations          $        -    $     44,000  $     28,000


      Operating profit or (loss):
        Oil and gas industry           $    (36,000) $    (43,000) $    (46,000)
        Environmental testing and
         management industry                (51,000)     (433,000)      323,000
        Unallocated Corporate expenses     (159,000)     (247,000)     (192,000)

                                       $   (246,000) $   (723,000) $     85,000


       Discontinued operations         $        -    $    (13,000) $   (330,000)


      Identifiable assets:
        Oil and gas industry           $    854,000  $    879,000  $    619,000
        Environmental testing and
         management industry                893,000     1,080,000     1,203,000
        Corporate assets                  1,447,000     1,806,000     2,107,000
        Discontinued operations                 -             -          86,000

                                       $  3,194,000  $  3,765,000  $  4,015,000


      Capital expenditures:
        Oil and gas industry           $     92,000  $    358,000  $    189,000
        Environmental testing and
         management industry                 30,000       207,000       214,000
        Other capital expenditures              -          49,000         7,000
        Discontinued operations                 -             -           1,000

                                       $    122,000  $    614,000  $    411,000


      Depreciation, depletion and
      amortization:
        Oil and gas industry           $    111,000  $     67,000  $     39,000

        Environmental testing and
         management industry                103,000       116,000        98,000
        Other depreciation, depletion
         and amortization                    40,000        56,000        57,000

                                       $    254,000  $    239,000  $    194,000


        Discontinued operations                 -    $      2,000  $     61,000



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Discontinued Operations

     On December 23, 1994, the Company adopted a formal plan to sell its publishing segment for $1,800,000. The disposal date for a substantial portion of the operations was December 23, 1994. Assets of the publishing segment sold consisted of the following:

     Accounts receivable                  $    130,000
     Inventory                                 293,000
     Other current assets                      205,000
     Property and equipment                     20,000
     Book masters and copyright                 50,000

     Total assets                         $    698,000



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

     Net sales of the discontinued segments for 1997, 1996, and 1995 were as follows:

                                          1997          1996          1995
     Publishing                      $        -    $        -    $     14,000
     Navigational products                    -          44,000        92,000
     Printing                                 -             -          81,000

                                     $        -    $     44,000  $    187,000



     These amounts are not included in net sales in the accompanying consolidated statements of operations.

Note 10. Short-term Investments

     Short-term investments consisted of treasury bills and certificates of deposits which are intended to be held until maturity. The following schedule summarizes investment activity for the years ended December 31, 1997 and 1996.

                                                       1997          1996

     Beginning balance, at cost                   $    571,000  $    807,000
     Purchase of investments                               -         253,000
     Redemption of investments                        (383,000)     (518,000)
     Earnings on investments                            17,000        29,000

     Ending balance, at cost                      $    205,000  $    571,000


     Approximate market value                     $    205,000  $    571,000



     At December 31, 1997 the investments are scheduled to mature during the year ending December 31, 1998.


Note 11. Major Customers

     The following companies are considered major customers which accounted for ten percent or more of total revenues in 1997, 1996 and 1995.

                                          Percentage      Service
                                     1997   1996   1995
     Newmont Gold                     9%     22%    23%  Environmental testing
     Dames and Moore                   -     15%    10%  Environmental testing
     Owens Corning                    12%     -      -   Environmental testing
     Amoco Production                 10%     -      -   Environmental testing

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Note Receivable

      The note receivable on December 31, 1997, consisted of $42,000 due from the sale of printing equipment, building and other assets, part of which is shown in current assets. The note receivable is secured by above assets. The note has an interest rate of 9%.

             Maturities on this note are as follows:
                  1998                             4,000
                  1999                             4,000
                  2000                             5,000
                  2001                             5,000
                  2002                             6,000
                  Thereafter                      18,000

                                            $     42,000



Note 13.  Subsequent Events

     Effective February 1, 1998, Registrant, Hawks Industries, Inc., and a third party investor, entered into an agreement with the Company's President, Joseph J. McQuade, whereby Mr. McQuade and his immediate family's stockholdings have been purchased by the third party investor at $.10 per share. The Company has entered into a severance agreement with Mr. McQuade which includes a covenant not to compete. Under the terms of the Agreement, the Company will pay $50,000 per year for four (4) years, payable in semi-monthly installments, to McQuade in exchange for the non-compete provision. Mr. McQuade has, effective on the same date, resigned as President of the Company and Chairman of the Board of Directors. Mr. Bruce A. Hinchey, presently the Company's Vice President, has been elected by the Board of Directors to be the President of the Corporation and James
     E. Meador, Jr., was selected to be the new Vice-President. No replacement for Mr. McQuade has been made as of yet on the Board of Directors.

     The third party investor, the Anne D. Zimmerman Revocable Trust dated November 14, 1991 ("the Trust"), by acquiring Mr. McQuade's and his immediate family's shares, has 3,063,331 shares and therefore has acquired 11.2% of the outstanding shares of the Company. As such, the Trust is deemed to be a controlling person. The Trustee of the Trust, Anne D. Zimmerman, will not sit on the Company's Board of Directors, nor will she be an employee or officer of the Company.

     Reverse Stock Split

     At the Company's Annual Meeting held on January 8, 1998, the Company submitted to a vote of security holders, through the solicitation of proxies or otherwise, a proposal to effect a 20 for 1 reverse split which was approved. The reverse split changed the number of shares outstanding from 27,028,194 to 1,351,515.

Note 14.   Supplemental Disclosure

     Noncash Financing Activities

     The Company issued 239,336 shares of common stock with a market value of $39,000 in exchange for amount payable to the Employee Stock Owner Plan & Trust.

     Other Disclosures

     The Company paid no income taxes during the years ended December 31, 1997, 1996, and 1995.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     -NONE-


                                    PART III

The information called for by Items 10, 11, 12, and 13 is incorporated by reference from the Company's Definitive Proxy Materials to be filed by paper dated November 17, 1997 and EDGAR confirming copy March 5, 1998 pursuant to Regulation 14 A.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions:

During the year, the CEO, Joseph J. McQuade made multiple personal transactions at various times on the corporate credit card issued to him. All transactions were accounted for, and full reimbursement to the Company has been made as of January 31, 1998. On other occasions CEO, Joseph J. McQuade advanced funds to the Company for operations. Full reimbursement to Mr. McQuade has been made as of January 31, 1998.

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

                                          HAWKS INDUSTRIES, INC.

                                          /s/ Bruce A. Hinchey
                                         ----------------------------
                                          Bruce A. Hinchey, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.


Signatures                                                  Date


/s/ Bruce A. Hinchey                                   March 17, 1998
------------------------------
Bruce A. Hinchey, President,
Principal Executive Officer
and Director


/s/ James E. Meador, Jr.                               March 17, 1998
------------------------------
James E. Meador, Jr.
Vice President and Director


/s/ Bill Ukele                                         March 17, 1998
------------------------------
Bill Ukele
Chief Financial Officer


/s/ Dwight B. Despain                                  March 17, 1998
------------------------------
Dwight B. Despain
Secretary/Treasurer and Director


/s/ Gerald E. Moyle                                    March 17, 1998
------------------------------
Gerald E. Moyle
Director

                                  EXHIBIT 21.0
                       LIST OF SUBSIDIARIES OF REGISTRANT

           HAWKS INDUSTRIES, INC. SUBSIDIARIES-STATE OF INCORPORATION
                               DECEMBER 31, 1997

     Company                                        Parent        State
Burton-Hawks Exploration Co., Ltd.               (Hawks Ind.)    Colorado
Western Environmental Services Inc.              (WEST, Inc.)    Colorado
Western Environmental Services and Testing, Inc. (Hawks Ind.)    Wyoming
Central Wyoming Properties, Inc.                 (Hawks Ind.)    Wyoming