Form 10-Q
period 1998-03-31
HAWKS INDUSTRIES INC
filed 1998-05-14
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998            Commission File Number: 0-5781


                            HAWKS INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


        Wyoming                                          83-0211955
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


                   913 Foster Road, Casper, Wyoming  82601
                   (Address of principal executive offices)



Registrant's telephone number, including area code(307) 234-1593


                                  N/A
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                   NO
   ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



         Class                               Outstanding at March 31, 1998
------------------------                 ------------------------------------
Capital Stock, $.01 par value                          1,351,515

                                     INDEX


                                                                 PAGE

PART I      FINANCIAL INFORMATION                                 3

            Consolidated Balance Sheets
                March 31, 1998 and December 31, 1997              4

            Consolidated Statements of Operations
                Three months ended March 31, 1998 and 1997        5

            Consolidated Statements of Cash Flows
                Three months ended March 31, 1998 and 1997        6

            Notes to Consolidated Financial Statements            7

            Management's Discussion and Analysis of
                Financial Condition and Results of Operation     11


PART II     OTHER INFORMATION                                    13

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

These statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ending December 31, 1997.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   December
                                                      March 31,       31,
                                                        1998         1997
                                                     (unaudited)
                       ASSETS
CURRENT ASSETS

   Cash                                              $     25,000  $     30,000
   Accounts receivable                                    350,000       330,000
   Short-term investments                                 208,000       205,000
   Costs on uncompleted contracts in excess of             10,000        12,000
   related billings
   Other current assets                                    54,000        50,000
      Total current assets                                647,000       627,000
PROPERTY AND EQUIPMENT, net (successful efforts
method)                                                 2,085,000     2,112,000
NOTE RECEIVABLE                                            37,000        38,000
LAND INVESTMENT                                           196,000       202,000
OTHER ASSETS                                              264,000       215,000

                                                     $  3,229,000  $  3,194,000

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                     $    269,000  $    240,000
   Current maturities of long-term debt                   217,000       227,000
   Accounts payable                                       340,000       275,000
   Accrued liabilities                                     28,000        25,000
      Total current liabilities                           854,000       767,000
LONG-TERM DEBT                                            402,000       415,000

SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, $.01 par value; authorized
        997,000
        shares; no shares issued                              -             -
      Common stock, $.01 par value; authorized
        5,000,000 shares; outstanding 1998 -
        1,351,515 shares;
        1997 - 1,351,515 shares                            13,000        13,000

   Capital in excess of par value of common stock       2,880,000     2,880,000
   Retained (deficit) (since elimination of deficit
     at
     December 31, 1988)                                  (920,000)     (881,000)
                                                        1,973,000     2,012,000
                                                     $  3,229,000  $  3,194,000

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31 1998 AND 1997
                                  (UNAUDITED)


                                                        1998         1997
Operating revenue:
   Oil and gas                                         $     97,000  $    128,000
   Environmental                                            404,000       405,000
   Gain on sale of assets                                     3,000        12,000
                                                            504,000       545,000
Operating expenses:
   Oil and gas                                               29,000        41,000
   Environmental                                            397,000       463,000

   Depreciation, depletion and amortization                 54,000         65,000
   General and
   administrative                                            58,000        56,000
                                                            538,000       625,000
Operating loss from operations                             (34,000)       (80,000)
Other income (expense):
   Other income                                              10,000        15,000
   Interest income                                            4,000         6,000
   Interest expense                                         (19,000)      (18,000)
Loss from operations before taxes                          (39,000)       (77,000)
Provision for taxes:
   Current                                                      -             -
Net loss                                                    (39,000)      (77,000)

Weighted average number of common shares outstanding     1,351,515     1,350,346
Loss per common share                                  $       (.03) $       (.06)

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                       1998         1997


Cash flows from operating activities:
   Loss from operations                             $    (39,000) $    (77,000)
   Adjustment to reconcile net loss to net cash
   provided:
      Depreciation, depletion and amortization            54,000        65,000
      Impairment of non producing oil and gas
      property                                             1,000         2,000
      Gain on sale of assets                              (3,000)      (12,000)
      Changes in operating assets and liabilities:
        Decrease (Increase) in accounts
        receivable                                       (20,000)       11,000
        Decrease (Increase) in short-term
           investments                                    (3,000)      260,000
        Decrease (increase) in costs in excess of
           billings and other current assets              (2,000)       39,000
        (Decrease) increase in accounts payable
           and accrued expenses                           68,000      (113,000)
Net cash flow provided by operating activities            56,000       175,000


Cash flows from investing activities:
   Purchases of property and equipment                   (60,000)      (33,000)
   Proceeds from sale of properties                       35,000        23,000
   Increase in other assets                              (49,000)       (2,000)
   Decrease in note receivable                             1,000         1,000
   Decrease in land investment                             6,000           -
Net cash flow used in investing activities               (67,000)      (11,000)


Cash flows from financing activities:
   Proceeds from debt obligations incurred                29,000        40,000

   Reduction of debt obligations                         (23,000)     (238,000)
   Issuance of common stock                                  -          40,000
Net cash provided by financing activities                  6,000      (158,000)
Increase in cash and cash equivalents                     (5,000)        6,000
Cash and cash equivalents at beginning of year            30,000        48,000

Cash and cash equivalents at end of year            $     25,000  $     54,000



See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at March 31, 1998 and December 31, 1997 consists of the following:
                                                          1998          1997
Nonproducing oil and gas properties, net of valuation
  allowance of $9,000 in 1998 and $8,000 in 1997     $     18,000  $     19,000
Producing oil and gas properties                        1,655,000     1,659,000
Furniture and fixtures                                    382,000       391,000
Transportation equipment                                  181,000       235,000

Buildings and leasehold improvements                      816,000       816,000
Engineering and lab equipment                           1,167,000     1,111,000
Other                                                     118,000       118,000
                                                        4,337,000     4,349,000
Less accumulated depreciation and depletion             2,252,000     2,237,000
                                                     $  2,085,000  $  2,112,000


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at March 31, 1998 and December 31, 1997 are as follows:

                                                          1998          1997
Short-term note payable due bank, interest at 11.5%
  payable $700 per month including interest until
  October 15, 1998, then balance due in lump sum,
  collateralized by building                         $     39,000  $     40,000
Short-term notes payable due bank, interest at 10%,
  due May 31, 1998, collateralized by accounts
  receivable                                               54,000           -
Revolving line of credit $200,000, interest at 7.25%
  maturing June 23, 1998, collateralized by
  certificate of deposit                                  176,000       200,000
                                                     $    269,000  $    240,000



Long-Term debt at March 31, 1998 and December 31, 1997 is as follows:

                                                          1998          1997
Mortgage note payable to bank, interest set at 3.125%
  above U.S. Treasury Bill index for one year each
  June 1st, (9.815% at March 31, 1998), payable
  $1,490 per month including interest until April 1,
  2003, collateralized by office building            $     72,000  $     74,000

Mortgage note payable to City of Casper, interest at
  4%, payable $859 per month including interest
  until June 8, 1998 then balance due in lump sum,
  collateralized by office building and warehouse         143,000       144,000

Mortgage notes payable to W.D. Hodges and Jim Ferris
  Properties, interest at 9% payable $971 per month
  until September 17, 2013, collateralized by
  building                                                 97,000        97,000


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)

                                                          1998          1997
Mortgage note payable to bank, interest set at 4%
  above U.S. Treasury Bill index for one year each
  April 1st, (9.99% at March 31, 1998) payable
  $1,251 per month including interest until March
  22, 2009, collateralized by office building        $    100,000  $    102,000

Lease payable, Eaton Financial Corporation, payable
  $1,227 per month including interest,
  collateralized by computer equipment with original
  cost of $49,000, accumulated depreciation of
  $23,000 and $22,000 at 1998 and 1997                        -           2,000

Note payable, State of Wyoming, interest at 4%, due
  in quarterly installments of approximately $4,000
  including interest until May 14, 1998, unsecured         16,000        16,000

Installment loan payable, due August 1999, interest
  at 7%, secured by equipment                               8,000        15,000

Note payable Wyoming Industrial Development
  Corporation, interest at 7.33%, payable $3,991 per
  month including interest until October 5, 2002,
  collateralized by equipment.                            183,000       192,000
                                                          619,000       642,000
Less current maturities                                   217,000       227,000
                                                     $    402,000  $    415,000



Aggregate maturities of long-term debt are as follows:

1998              $    204,000
1999                    63,000
2000                    64,000
2001                    69,000
2002                    63,000
Thereafter             156,000
                  $    619,000

Actual cash payments for interest during the periods ended March 31, 1998 and 1997 were $19,000 and $18,000 respectively.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Financial Information Relating to Industry Segments
                                                       1998         1997

Sales to unaffiliated customers:
   Oil and gas industry                             $     97,000  $    137,000

   Environmental testing and management industry         407,000       408,000
                                                    $    504,000  $    545,000

Operating profit or (loss):
   Oil and gas industry                             $     21,000  $     40,000
   Environmental testing and management industry         (14,000)      (82,000)
   Unallocated corporate expenses                        (41,000)      (38,000)
                                                    $    (34,000) $    (80,000)

Identifiable assets:
   Oil and gas industry                             $    827,000  $    845,000
   Environmental testing and management industry         919,000       878,000
   Corporate assets                                    1,483,000     1,694,000
                                                    $  3,229,000  $  3,417,000

Capital expenditures:
   Oil and gas industry                             $      3,000  $     24,000
   Environmental testing and management industry          57,000         9,000
                                                    $     60,000  $     33,000

Depreciation, depletion and amortization:
   Oil and gas industry                             $     22,000  $     29,000
   Environmental testing and management industry          23,000        26,000
   Other depreciation, depletion and amortization          9,000        10,000
                                                    $     54,000  $     65,000


Note 4.  Significant Events

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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.  Significant Events (cont.)

     The third party investor, the Anne D. Zimmerman Revocable Trust dated November 14, 1991 ("the Trust"), by acquiring Mr. McQuade's and his immediate family's shares, has 3,063,331 shares (153,167 shares after reverse split) and therefore has acquired 11.2% of the outstanding shares of the Company. As such, the Trust is deemed to be a controlling person. The Trustee of the Trust, Anne D. Zimmerman, will not sit on the Company's Board of Directors, nor will she be an employee or officer of the Company.

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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources:

The Company's current assets are $207,000 less than current liabilities at March 31, 1998. Included in current liabilities are $182,000 of loans on buildings the company owns on 6 WN Road, Casper, Wyoming. These buildings are currently up for sale. However, if they are not sold, the Company has found long-term financing for these loans. The Company provided $56,000 of working capital from operations during the first quarter of 1998 compared to $175,000 in the first quarter of 1997. In the first quarter of 1998, the Company showed a loss of $39,000. Of the $39,000 loss in the first quarter, the Company had non-cash depreciation, depletion and amortization write-offs of $54,000. The Company purchased approximately $60,000 of property and equipment in the first quarter of 1998 and used working capital to retire $23,000 of debt obligations. $29,000 of new debt obligations were incurred for operational expense on new contracts.


Results of Operations:

In the first quarter of 1998, the Company reported a loss of $39,000 compared to $77,000 loss in the first quarter of 1997. The primary reason for the $38,000 loss reduction was cost cutting efforts in the environmental engineering business segment.

Environmental Engineering :

Environmental engineering revenues were approximately the same in 1998 and 1997, with less than a 1% drop from $408,000 to $407,000. Environmental engineering expenses were $397,000 in 1998, compared to $463,000 in 1997, this was a 14% reduction from 1997. The decline was due to cost reductions as noted in the company's year end report, from reducing the size of the Texas and Salt Lake City offices and providing job support from the Casper office.

Oil and Gas:

Oil and gas revenues declined 24% from $128,000 in 1997 to $97,000 in 1998. This decline was due to 1997 showing the flush production from the Brundage Canyon wells drilled in late 1996. Also, the price per barrel of oil was substantially lower in the first quarter of 1998 compared to the first quarter of 1997. Oil and gas operating expenses decreased by 19% from $41,000 in 1997 to $29,000 in 1998. This decline was the result of the reduced costs on the Brundage Canyon wells after they were initially completed.

Additional Information:

The Company had depreciation, depletion and amortization of $54,000 in 1998 compared to $65,000 in 1997, or a 17% reduction. This reduction in depreciation and depletion was due to declining production in the Brundage Canyon Field in Duchesne County, Utah.

General and administrative costs were $58,000 in 1998 compared to $56,000 in 1997. This 3% increase was mainly due to increases in professional fees due to the buyout of the former CEO and President, Joseph J. McQuade, the reverse stock split, and the change of Domicile from Delaware to Wyoming in the first quarter of 1998.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Results of Operations:   continued

Interest expense was $19,000 in 1998 compared to $18,000 in 1997. Although debt levels declined moderately, interest rates increased from levels of one year ago and the corresponding $1,000 increase occurred.

Income taxes:

The Company has significant net operating loss carryforwards, investment tax credit carryforwards, and other carryforward items, and accordingly will not be liable for ordinary income taxes.

In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, Financial Accounting Statement No. 109 requires that deferred taxes be provided. The Company has taken the position that to provide such disclosure is not only meaningless but somewhat distortive. As of the first quarter 1998 no such income tax provision would have been necessary.

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

     The third party investor, the Anne D. Zimmerman Revocable Trust dated November 14, 1991 ("the Trust"), by acquiring Mr. McQuade's and his immediate family's shares, has 3,063,331 shares (153,167 shares after reverse split) and therefore has acquired 11.2% of the outstanding shares of the Company. As such, the Trust is deemed to be a controlling person. The Trustee of the Trust, Anne D. Zimmerman, will not sit on the Company's Board of Directors, nor will she be an employee or officer of the Company.

     Reverse Stock Split

     At the Company's Annual Meeting held on January 8, 1998, the Company submitted to a vote of security holders, through the solicitation of proxies or otherwise, a proposal to effect a 20 for 1 reverse split which was approved. The reverse split changed the number of shares outstanding from 27,028,194 to 1,351,515.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                      HAWKS INDUSTRIES, INC.
                                      (Registrant)
Date:   May 14, 1997                  By:    /s/  Bruce A. Hinchey
                                        Bruce A. Hinchey, President and
                                        Chief Executive Officer
Date:   May 14, 1997                  By:    /s/      Bill Ukele
                                        Bill Ukele, Controller and
                                        Chief Financial Officer