Form 10-Q
period 1998-06-30
HAWKS INDUSTRIES INC
filed 1998-07-29
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998             Commission File Number: 0-5781


                            HAWKS INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Wyoming                                          83-0211955
------------------------                        ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


                   913 Foster Road, Casper, Wyoming  82601
------------------------------------------------------------------------------
                   (Address of principal executive offices)



Registrant's telephone number, including area code(307) 234-1593
                                                  ----------------------------

                                 N/A
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                   NO
    ----                   ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



         Class                                Outstanding at June 30, 1998
------------------------                  ------------------------------------
Capital Stock, $.01 par value                          1,351,515

                                     INDEX
                                     -----


                                                                 PAGE

PART I      FINANCIAL INFORMATION                                 3

            Consolidated Balance Sheets
                June 30, 1998 and December 31, 1997               4

            Consolidated Statements of Operations
                Three months and Six months ended
                June 30, 1998 and 1997                            5

            Consolidated Statements of Cash Flows
                Six months ended June 30, 1998 and 1997           6

            Notes to Consolidated Financial Statements            7

            Management's Discussion and Analysis of
                Financial Condition and Results of Operation     11


PART II     OTHER INFORMATION                                    13

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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                         June 30,   December 31,
                                                           1998        1997
                                                        (Unaudited)
                       ASSETS
CURRENT ASSETS
   Cash                                              $     40,000  $     30,000
   Accounts receivable                                    653,000       330,000
   Short-term investments                                 200,000       205,000
   Costs on uncompleted contracts in excess of
     related billings                                      16,000        12,000
   Other current assets                                    63,000        50,000

      Total current assets                                972,000       627,000

PROPERTY AND EQUIPMENT, net (successful efforts
  method)                                               1,760,000     2,112,000
NOTE RECEIVABLE                                            36,000        38,000
LAND INVESTMENT                                           196,000       202,000
AVAILABLE FOR SALE INVESTMENTS                            100,000        -
OTHER ASSETS                                              265,000       215,000

                                                     $  3,329,000  $  3,194,000

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                     $    428,000  $    240,000
   Current maturities of long-term debt                   118,000       227,000
   Accounts payable                                       239,000       275,000
   Accrued liabilities                                     35,000        25,000

      Total current liabilities                           820,000       767,000

LONG-TERM DEBT                                            390,000       415,000
CONTINGENT LIABILITY (SEE NOTE 4)                           -            -
SHAREHOLDERS' EQUITY
   Capital stock:
      Preferred stock, $.01 par value; authorized
        997,000 shares; no shares issued                    -             -
      Common stock, $.01 par value; authorized
        5,000,000 shares; outstanding 1998 -
        1,351,515 shares; 1997 - 1,351,515 shares          13,000        13,000
   Capital in excess of par value of common stock       2,880,000     2,880,000
   Retained (deficit) (since elimination of deficit
     at December 31, 1988)                               (774,000)     (881,000)

                                                        2,119,000     2,012,000

                                                     $  3,329,000  $  3,194,000


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                               1998        1997           1998      1997
Operating revenue:
   Oil and gas             $    45,000  $    71,000  $  142,000  $   199,000
   Environmental               716,000      486,000   1,120,000      891,000
   Gain on sale of assets        -              -         3,000       12,000

                               761,000      557,000   1,265,000    1,102,000

Operating expenses:
   Oil and gas                  14,000       42,000      43,000       83,000
   Environmental               525,000      437,000     922,000      900,000
   Depreciation, depletion
    and amortization            52,000       64,000     106,000      129,000
   General and
    administrative              58,000       67,000     116,000      123,000

                               649,000      610,000   1,187,000    1,235,000

Operating Income (loss)
  from operations              112,000      (53,000)     78,000     (133,000)
Other income (expense):
   Other income                  3,000        8,000      13,000       23,000
   Interest income               3,000        5,000       7,000       11,000
   Interest expense            (20,000)     (17,000)    (39,000)     (35,000)
   Sale of buildings            48,000         -         48,000        -

Income (Loss) Before Taxes     146,000      (57,000)    107,000     (134,000)

Provision for taxes:
   Current                        -            -           -            -

Net income (loss)          $   146,000  $   (57,000) $  107,000  $  (134,000)

Weighted average number of
common shares outstanding    1,351,515    1,351,410   1,351,515    1,350,880

Income (Loss) per common
share                      $      0.11  $     (0.04) $     0.08  $     (0.10)

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                                                             1998        1997
Cash flows from operating activities:
   Income (Loss) from operations                         $   107,000 $ (134,000)
   Adjustment to reconcile net loss to net cash
   provided:
      Depreciation, depletion and amortization               106,000    129,000
      Impairment of non-producing oil and gas property         3,000      3,000
      Gain on sale of assets                                 (51,000)   (12,000)
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable                   (323,000)  (132,000)
        Decrease (increase) in costs in excess of
           billings and other current assets                 (17,000)    37,000
        (Decrease) increase in accounts payable and
           accrued expenses                                  (26,000)    17,000

Net cash flow used in operating activities                  (201,000)   (92,000)

Cash flows from investing activities:
   Purchases of property and equipment                      (161,000)   (80,000)
   Proceeds from sale of properties                          455,000     25,000
   Increase in other assets                                  (50,000)    (2,000)
   Decrease in note receivable                                 2,000      2,000
   Decrease in land investment                                 6,000       -
       Increase in available for sale investments           (100,000)     -
       Decrease in short-term investments                      5,000    271,000

Net cash flow provided by investment activities              157,000    216,000

Cash flows from financing activities:
   Proceeds from debt obligations incurred                   308,000      -
   Reduction of debt obligations                            (254,000)  (193,000)
   Issuance of common stock                                     -        39,000

Net cash provided by (used in) financing activities           54,000   (154,000)
Increase (decrease) in cash and cash equivalents              10,000    (30,000)
Cash and cash equivalents at beginning of year                30,000     48,000

Cash and cash equivalents at end of period               $    40,000 $   18,000



See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at June 30, 1998 and December 31, 1997 consists of the following:

                                                          1998          1997
Nonproducing oil and gas properties, net of valuation
  allowance of $11,000 in 1998 and $8,000 in 1997    $     17,000  $     19,000
Producing oil and gas properties                        1,655,000     1,659,000
Furniture and fixtures                                    382,000       391,000
Transportation equipment                                  206,000       235,000
Buildings and leasehold improvements                      369,000       816,000
Engineering and lab equipment                           1,228,000     1,111,000
Other                                                      59,000       118,000

                                                        3,916,000     4,349,000
Less accumulated depreciation and depletion             2,156,000     2,237,000

                                                     $  1,760,000  $  2,112,000


Note 2.  Notes Payable, Long-Term Debt, and Pledged Assets

Notes payable at June 30, 1998 and December 31, 1997 are as follow:

                                                                           1998          1997
Revolving line of credit $230,000, interest at Citibank Prime plus /%,
  (9.25% at June 30, 1998) maturing May 13, 1999, collaterized by oil
  and gas properties                                                  $    100,000  $       -

Short-term note payable due bank, interest at 11.5% payable $700 per month including interest until October 15, 1998, then balance due
  in lump sum, collateralized by building                                     -           40,000

Short-term notes payable due bank, interest at 10%, due July 20, 1998
  and July 26, 1998 collateralized by accounts receivable                  135,000           -

Revolving line of credit $200,000, interest at 6.6% - 7.0% maturing
  June 23, 1999, collateralized by certificates of deposit                 193,000       200,000

                                                                      $    428,000  $    240,000


Long-Term debt at June 30, 1998 and December 31, 1997 is as follows:

                                                                           1998          1997
Mortgage note payable to bank, interest set at 3.125% above U.S.
  Treasury Bill index for one year each June 1st collateralized by
  office building                                                     $       -     $     74,000

Mortgage note payable to City of Casper, interest at 4%, payable $859 per month including interest until June 8, 1998 then balance due in
  lump sum, collateralized by office building and warehouse                  -           144,000

Mortgage notes payable to W.D. Hodges and Jim Ferris Properties, interest at 9% payable $971 per month until September 17, 2013,
  collateralized by building                                                96,000        97,000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)

                                                                           1998          1997
Mortgage note payable to bank, interest set at 4% above U.S. Treasury
  Bill index for one year each April 1st, (9.3% at June 30, 1998)
  payable $1,213 per month including interest until March 22, 2009,
  collateralized by office building                                   $     99,000  $    102,000

Lease payable, Eaton Financial Corporation, payable $1,227 per month including interest, collateralized by computer equipment with original cost of $49,000, accumulated depreciation of $25,000 and
  $22,000 at 1998 and 1997                                                 -               2,000

Note payable, State of Wyoming, interest at 4%, due in monthly installments of approximately $1,000 including interest until
  balance paid, unsecured                                                   12,000        16,000

Installment loans payable, due August 1999 to May 2001, interest at 7%
  to 10%, secured by automotive equipment                                   26,000        15,000

Note payable Wyoming Industrial Development Corporation, interest at
  7.33%, payable $3,991 per month including interest until October 5,
  2002, collateralized by equipment.                                       175,000       192,000

Note payable Wyoming Industrial Development Corporation, interest at
  6.96%, payable $4,475 per month including interest until June 15,
  2000, collateralized by equipment.                                       100,000          -

                                                                           508,000       642,000

Less current maturities                                                    118,000       227,000

                                                                      $    390,000  $    415,000


Aggregate maturities of long-term debt are as follow:

1998              $     58,000
1999                   112,000
2000                    84,000
2001                    58,000
2002                    47,000
Thereafter             149,000

                  $    508,000


Actual cash payments for interest during the periods ended June 30, 1998 and 1997 were $37,000 and $35,000 respectively.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Financial Information Relating to Industry Segments

                                                       1998          1997
Sales to unaffiliated customers:
   Oil and gas industry                             $    142,000   $   208,000
   Environmental testing and management industry       1,123,000       894,000

                                                    $  1,265,000   $ 1,102,000

Operating profit or (loss):
   Oil and gas industry                             $     18,000   $    15,000
   Environmental testing and management industry         148,000       (57,000)
   Unallocated corporate expenses                        (88,000)      (91,000)

                                                    $     78,000   $  (133,000)

Identifiable assets:
   Oil and gas industry                             $    808,000   $   886,000
   Environmental testing and management industry       1,285,000     1,000,000
   Corporate assets                                    1,236,000     1,608,000

                                                    $  3,329,000   $ 3,494,000

Capital expenditures:
   Oil and gas industry                             $      3,000   $    69,000
   Environmental testing and management industry         158,000        11,000

                                                    $    161,000   $    80,000

Depreciation, depletion and amortization:
   Oil and gas industry                             $     40,000   $    61,000
   Environmental testing and management industry          52,000        51,000
   Other depreciation, depletion, and amortization        14,000        20,000

                                                    $    106,000   $   132,000


Note 4.  Significant Events

     Effective February 1, 1998, Registrant, Hawks Industries, Inc., and a third party investor, entered into an agreement with the Company's President, Joseph J. McQuade, whereby Mr. McQuade and his immediate family's stockholdings have been purchased by the third party investor at $.10 per share. The Company has entered into a severance agreement with Mr. McQuade which includes a covenant not to compete. Under the terms of the Agreement, the Company will pay $50,000 per year for four (4) years, payable in semi-monthly installments, to McQuade in exchange for the non-compete provision. Mr. McQuade has, effective on the same date, resigned as President of the Company and Chairman of the Board of Directors. Mr. Bruce A. Hinchey, presently the Company's Vice President, has been elected by the Board of Directors to be the President of the Corporation and Mr. James E. Meador, Jr., was selected to be the new Vice-President. No replacement for Mr. McQuade has been made as of yet on the Board of Directors.

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


Note 5.  Sale of Buildings

     On May 26, 1998, the Company signed an agreement to sell its buildings located at 7345 6WN Road and 7383 6WN Road in Natrona County, Wyoming to WERCS, a Wyoming Corporation. As set forth in the agreement, the closing date was June 1, 1998 and the total sales price for both buildings was $417,000.

     The Company's cost in the buildings was $506,000. The Company's basis in the buildings was $367,000. Therefore, the Company had an approximate $50,000 gain resulting from the transaction.

     The $417,000 was received as $317,000 cash and 10,000 shares of WERCS 4% preferred convertible stock.

     The majority owner of WERCS, a Wyoming Corporation, is Dr. Gail D. Zimmerman whose spouse, through the Anne D. Zimmerman Revocable Trust, owns 11.2% of the outstanding shares of Hawks Industries, Inc. stock.

                       HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:
--------------------------------

As of June 30, 1998 the Company had working capital of $152,000. During the first six months of 1998 the following items contributed in increasing working capital from a $140,000 deficit to the current $152,000 positive figure.

     1.During the quarter ended June 30, 1998 the Company reported earnings of $146,000 and earnings for the six month period of $107,000. From these earnings the Company has increased accounts receivable from year end by $223,000. Reducing the $107,000 net income was $109,000 non-cash depreciation, depletion and amortization. The company purchased $161,000 of property and equipment during the first six months of 1998. It is not anticipated the Company will require this in the next six months of the year.

     2.The Company sold its buildings on 6WN Road in Natrona County, Wyoming.
       This enabled the Company to pay off approximately $190,000 in current portion of long-term debt and short-term notes payable, along with providing the company with approximately $65,000 in cash and $100,000 available for sale investment, which can be converted to cash upon request. The buildings had been listed with a realtor for more than two years. They were sold by the officers which saved approximately $28,000 in realtor fees.

     3.Through local banks, the Company has been able to use accounts receivable as collateral for short-term borrowings for current cash demands in its environmental engineering business. This, along with a $200,000 revolving line of credit, has enabled the Company to perform on larger contracts which would not have been posssible in the past. Also, the company has a $230,000 revolving line of credit for its oil and gas industry. To date, the Company has borrowed $100,000 of this line of credit to pay off past drilling costs in its Brundage Canyon Field.

Results of Operations:
---------------------

In the second quarter of 1998, the Company reported $146,000 net income. This was partly due to the sale of office buildings on 6WN Road in Natrona County, Wyoming but also due to increased revenues from the environmental engineering business.

Environmental Engineering :

Environmental engineering revenues for the second quarter increased by $230,000, or 47% compared with the second quarter of 1997. Revenues for the six months ended June 30, 1998 were up by $229,000 or 26% over the same six months of 1997. The quarter and six months of 1998 were aided by two large industrial contracts that were not in existence in 1997. Environmental engineering expenses for the second quarter were up by $88,000 or 20% in 1998 over the comparable quarter in 1997. Expenses in the first six months of 1998 were up by $22,000 or 2% over the six months ended June 30, 1998. The expense increase in 1998 was the result of the additional work over the prior quarter and corresponding six months period in 1997.

Oil and Gas:

Oil and gas revenues declined from $199,000 in 1997 to $142,000 in 1998 or 29% for the six months ended June 30, 1998. Revenues for the quarter were down by $26,000 or 37%. These reductions were caused by lower oil prices, by as much as 40%,. 1997 revenues were higher due to "flush" production from the Brundage Canyon wells that were drilled late in 1996. Correspondingly, the oil and gas expenses were lower by 48% for the six months and lower by 67% for the quarter ended June 30, 1998.


Additional Information:

The Company had depreciation, depletion, and amortization(DD&A) of $106,000 for 1998 compared to $129,000 in the six months ended June 30, 1997. This was an 18% reduction. For the quarter ended June 30, 1998, DD&A was $8,000 less compared to the quarter ended June 30, 1997 or a 12% reduction. This was the result of less depreciation from oil and gas properties due to lower production.

General and administrative costs were lower by $7,000 or 5% for the six months ended June 30, 1998 compared with the six months ended June 30, 1997. General and administrative costs were lower by $9,000, or 13% for the comparable quarters of 1998 and 1997. These reductions were due to cost saving practices initiated by management.

Interest expense was higher by $4,000 for the six months and $3,000 for the quarter ended June 30, 1998 compared to 1997. This was the result of increases in short-term borrowings for the periods.


Income taxes:

The Company has significant net operating loss carryforwards, investment tax credit carryforwards, and other carryforwards items, and accordingly will not be liable for ordinary income taxes.

In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1998, Financial Accounting Statement No. 109 requires that deferred taxes be provided. The Company has taken the position that to provide such disclosure is not only meaningless but somewhat distortive. As of the second quarter 1998 no such income tax provision would have been necessary.

Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     NASDAQ Compliance--8K dated May 28, 1998
     ----------------------------------------

     On the Company's First Quarter 10Q for the period ended March 31, 1998, the Company did not satisfy NASDAQ's small cap market requirement of $2,000,000 net assets. As of April 30, 1998, this requirement has been met per the Consolidated Balance Sheet. The Company does not anticipate any problem meeting this requirement in future periods.

     Disposition of Assets--8K dated June 2, 1998
     ---------------------------------------------

     On May 26, 1998, the Company signed an agreement to sell its buildings located at 7345 6WN Road and 7383 6WN Road in Natrona County, Wyoming to WERCS, a Wyoming Corporation. As set forth in the agreement, the closing date was June 1, 1998 and the total sales price for both buildings was $417,000.

     The Company's cost in the buildings was $506,000. The Company's basis in the buildings was $367,000. Therefore, the Company had an approximate $50,000 gain resulting from the transaction.

     The $417,000 was received as $317,000 cash and 10,000 shares of WERCS 4% preferred stock.

     The majority owner of WERCS, a Wyoming Corporation, is Dr. Gail D. Zimmerman whose spouse, through the Anne D. Zimmerman Revocable Trust, owns 11.2% of the outstanding shares of Hawks Industries, Inc. stock.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                      HAWKS INDUSTRIES, INC.
                                      (Registrant)

Date:   July 28, 1998                 By:/s/  Bruce A. Hinchey
                                        Bruce A. Hinchey, President and
                                        Chief Executive Officer

Date:   July 28, 1998                 By:/s/  Bill Ukele
                                        Bill Ukele, Controller and
                                        Chief Financial Officer