Form 10-Q
period 1998-09-30
HAWKS INDUSTRIES INC
filed 1998-10-29
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1998        Commission File Number: 0-5781


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

YES  X                   NO ___
    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                             Outstanding at September  30, 1998
------------------------                  ------------------------------------
Capital Stock, $.01 par value                          1,351,515

                                     INDEX
                                     -----


                                                                 PAGE

PART I      FINANCIAL INFORMATION                                 3

            Consolidated Balance Sheets
                September 30, 1998 and December 31, 1997          4

            Consolidated Statements of Operations
                Three months and Nine months ended
                September 30, 1998 and 1997                       5

            Consolidated Statements of Cash Flows
                Nine months ended September 30, 1998 and 1997     6

            Notes to Consolidated Financial Statements            7

            Management's Discussion and Analysis of
                Financial Condition and Results of Operation     11


PART II     OTHER INFORMATION                                    13

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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                               September 30,     December 31,
                                                   1998              1997
                                                (unaudited)

                  ASSETS
                  ------
CURRENT ASSETS
  Cash                                       $         32,000 $         30,000
  Accounts receivable                                 557,000          330,000
  Short-term investments                              202,000          205,000
  Costs on uncompleted contracts in excess             34,000           12,000
  of related billings
  Other current assets                                 63,000           50,000

PROPERTY AND EQUIPMENT, net (successful
efforts method)                                     1,742,000        2,112,000

NOTE RECEIVABLE                                        34,000           38,000

LAND INVESTMENT                                       196,000          202,000

AVAILABLE FOR SALE INVESTMENTS                        100,000         -

OTHER ASSETS                                          262,000          215,000

                                             $      3,222,000 $      3,194,000



   LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES
  Notes payable                              $        303,000 $        240,000
  Current maturities of long-term debt                115,000          227,000
  Accounts payable                                    241,000          275,000
  Accrued liabilities                                  37,000           25,000


     Total current liabilities                        696,000          767,000

LONG-TERM DEBT                                        364,000          415,000

CONTINGENT LIABILITY (SEE NOTE 4)                    -                -

SHAREHOLDERS' EQUITY
  Capital stock:
     Preferred stock, $.01 par value;
       authorized 997,000shares;
       no shares issued                             -                  -
     Common stock, $.01 par value;
       authorized 5,000,000 shares;
       outstanding 1998 - 1,351,515
       shares;1997 - 1,351,515 shares                  13,000           13,000
  Capital in excess of par value of common
  stock                                             2,880,000        2,880,000
  Retained (deficit) (since elimination of
     deficit at December 31, 1988)                   (731,000)        (881,000 )

                                                    2,162,000        2,012,000

                                             $      3,222,000 $      3,194,000


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)
                                Three Months Ended September         Nine Months Ended
                                            30,                        September 30,
                                     1998           1997            1998        1997
                                     ----           ----            ----        ----
Operating revenue:
  Oil and gas                  $      34,000   $    63,000   $     176,000  $   262,000
  Environmental                      560,000       494,000       1,680,000    1,385,000
  Gain on sale of assets               -             5,000           3,000       17,000

                                     594,000       562,000       1,859,000    1,664,000

Operating expenses:
  Oil and gas                        (8,000)        29,000          35,000      112,000
  Environmental                      462,000       462,000       1,384,000    1,362,000
  Depreciation, depletion and
  amortization                        50,000        65,000         156,000      194,000
  General and administrative          36,000        52,000         152,000      175,000

                                     540,000       608,000       1,727,000    1,843,000

Operating Income (loss) from
  operations                          54,000       (46,000)        132,000     (179,000)
Other income (expense):
  Other income                         3,000         6,000          16,000       29,000
  Interest income                      3,000         6,000          10,000       17,000
  Interest expense                   (17,000)      (18,000)        (56,000 )    (53,000)
      Sale of buildings                 -             -             48,000        -

Income (Loss) Before Taxes            43,000       (52,000)        150,000     (186,000)

Provision for taxes:
  Current                                -              -              -            -

Net income (loss)              $      43,000   $   (52,000)  $     150,000  $  (186,000)

Weighted average number of
common shares outstanding          1,351,515     1,351,410       1,351,515    1,351,059

Income (Loss) per common share $        0.03   $     (0.04)  $        0.11  $     (0.13)


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)
                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Income (Loss) from operations                  $     150,000  $ (186,000)
  Adjustment to reconcile net loss to net
  cash provided:
     Depreciation, depletion and amortization          156,000     194,000
     Impairment of non-producing oil and gas
     property                                            4,000       4,000
     Gain on sale of assets                            (51,000)    (17,000)
     Changes in operating assets and
     liabilities:
     Increase in accounts receivable                  (227,000)   (144,000)
     Decrease (increase) in costs in excess
       of billings and other current assets            (35,000)     39,000
     Decrease in accounts payable and accrued
       expenses                                        (22,000)    (98,000)

Net cash flow used in operating activities             (25,000)   (208,000)

Cash flows from investing activities:
  Purchases of property and equipment                 (196,000)    (85,000)
  Proceeds from sale of properties                     457,000      33,000
  Increase in other assets                             (47,000)     (3,000)
  Decrease in note receivable                            4,000       3,000
  Decrease in land investment                            6,000         -
   Increase in available for sale investments         (100,000)        -
       Decrease in short-term investments                3,000     318,000

Net cash flow provided by investment
activities                                             127,000     266,000

Cash flows from financing activities:
  Proceeds from debt obligations incurred              183,000     200,000
  Reduction of debt obligations                       (283,000)   (321,000)
  Issuance of common stock                                 -        39,000

Net cash provided by (used in) financing
activities                                            (100,000)    (82,000)

Increase (decrease) in cash and cash
equivalents                                              2,000     (24,000)
Cash and cash equivalents at beginning of
year                                                    30,000      48,000

Cash and cash equivalents at end of period          $   32,000  $   24,000


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at September 30, 1998 and December 31, 1997 consists of the following:

                                                1998         1997
                                                ----         ----
Nonproducing oil and gas properties, net of
  valuation allowance of $1,000 in 1998 and
  $8,000 in 1997                            $    15,000  $    19,000
Producing oil and gas properties              1,655,000    1,659,000
Furniture and fixtures                          385,000      391,000
Transportation equipment                        200,000      235,000
Buildings and leasehold improvements            369,000      816,000
Engineering and lab equipment                 1,259,000    1,111,000
Other                                            59,000      118,000

                                              3,942,000    4,349,000
Less accumulated depreciation and depletion   2,200,000    2,237,000

                                            $ 1,742,000  $ 2,112,000


Note 2.  Notes Payable, Long-Term Debt, and Pledged Assets

Notes payable at September 30, 1998 and December 31, 1997 are as follow:

                                                          1998       1997
                                                          ----       ----
Revolving line of credit $230,000, interest at
  Citibank Prime plus /%, (9.25% at September 30,
  1998) maturing May 13, 1999, collaterized by oil and
  gas properties                                       $  90,000  $     -
Short-term note payable due bank, interest at 11.5%
  payable $700 per month including interest until
  October 15, 1998, then balance due in lump sum,
  collateralized by building                                 -       40,000
Short-term notes payable due bank, interest at 10%,
  due October 25, 1998, collateralized by accounts
  receivable                                              45,000       -
Revolving line of credit $200,000, interest at 6.6% -
  7.0% maturing June 23, 1999, collateralized by         168,000    200,000
  certificates of deposit

                                                       $ 303,000  $ 240,000



Long-Term debt at September 30, 1998 and December 31, 1997 is as follows:

                                                          1998       1997
                                                          ----       ----
Mortgage note payable to bank, interest set at 3.125%
  above U.S. Treasury Bill index for one year each
  June 1st collateralized by office building           $     -    $  74,000

Mortgage note payable to City of Casper, interest at
  4%, payable $859 per month including interest until
  June 8, 1998 then balance due in lump sum,                -       144,000
  collateralized by office building and warehouse

Mortgage notes payable to W.D. Hodges and Jim Ferris
  Properties, interest at 9% payable $971 per month
  until September 17, 2013, collateralized by building    96,000     97,000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)

                                                          1998       1997
                                                          ----       ----
Mortgage note payable to bank, interest set at 4%
  above U.S. Treasury Bill index for one year each
  April 1st, (9.3% at September 30, 1998) payable
  $1,213 per month including interest until March 22,
  2009, collateralized by office building              $  97,000  $ 102,000

Lease payable, Eaton Financial Corporation, payable
  $1,227 per month including interest, collateralized
  by computer equipment with original cost of $49,000,
  accumulated depreciation of $26,000 and $22,000 at
  1998 and 1997                                            -          2,000

Note payable, State of Wyoming, interest at 4%, due in
  monthly installments of approximately $1,000
  including interest until balance paid, unsecured         9,000     16,000

Installment loans payable, due August 1999 to May
  2001, interest at 7% to 10%, secured by automotive
  equipment                                               23,000     15,000

Note   payable    Wyoming    Industrial    Development
  Corporation, interest  at 7.33%,  payable $3,991 per
  month  including  interest  until  October  5, 2002,
  collateralized by equipment.                          166,000     192,000

Note payable Wyoming Industrial Development
  Corporation, interest at 6.96%, payable $4,475 per
  month including interest until June 15, 2000,
  collateralized by equipment.                            88,000        -

                                                         479,000    642,000
Less current maturities                                  115,000    227,000

                                                       $ 364,000  $ 415,000



Aggregate maturities of long-term debt are as follow:

1998           $  29,000
1999             112,000
2000              84,000
2001              58,000
2002              47,000
Thereafter       149,000

               $ 479,000


Actual cash payments for interest during the periods ended September 30, 1998 and 1997 were $56,000 and $49,000 respectively.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Financial Information Relating to Industry Segments

                                                1998         1997
                                                ----         ----
Sales to unaffiliated customers:
  Oil and gas industry                      $   176,000  $   273,000
  Environmental testing and management
  industry                                    1,683,000    1,391,000

                                            $ 1,859,000  $ 1,664,000

Operating profit or (loss):
  Oil and gas industry                      $    29,000  $     1,000
  Environmental testing and management
  industry                                      219,000      (48,000 )
  Unallocated corporate expenses               (116,000)    (132,000 )

                                            $   132,000  $  (179,000 )

Identifiable assets:
  Oil and gas industry                      $   788,000  $   859,000
  Environmental testing and management
  industry                                    1,247,000    1,005,000
  Corporate assets                            1,187,000    1,535,000

                                            $ 3,222,000  $ 3,399,000

Capital expenditures:
  Oil and gas industry                      $     3,000  $    70,000
  Environmental testing and management
  industry                                      193,000       15,000

                                            $   196,000  $    85,000


Depreciation, depletion and amortization:
  Oil and gas industry                      $    70,000  $    89,000
  Environmental testing and management
  industry                                       79,000       73,000
  Other depreciation, depletion, and
  amortization                                   11,000       36,000

                                            $   160,000  $   198,000




Note 4.  Significant Events

Effective February 1, 1998, Registrant, Hawks Industries, Inc., and a third party investor, entered into an agreement with the Company's President, Joseph
J. McQuade, whereby Mr. McQuade and his immediate family's stockholdings were purchased by the third party investor at $0.10 per share($2.00 post-split). The Company has entered into a severance agreement with Mr. McQuade which includes a covenant not to compete. Under the terms of the Agreement, the Company will pay $50,000 per year for four (4) years, payable in semi-monthly installments, to McQuade in exchange for the non-compete provision. Mr. McQuade, effective on the same date, resigned as President of the Company and Chairman of the Board of Directors. Mr. Bruce A. Hinchey, the Company's Vice President, was elected by the Board of Directors to be the President of the Corporation and Mr. James E. Meador, Jr., was selected to be the Vice-President. No replacement for Mr. McQuade, on the Board of Directors, has been made as of the date of this report.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.  Significant Events (cont.)

The third party investor, the Anne D. Zimmerman Revocable Trust, dated November 14, 1991 ("the Trust"), by acquiring Mr. McQuade's and his immediate family's shares, has 3,063,331 shares (153,167 shares after reverse split) and therefore has acquired 11.2% of the outstanding shares of the Company. As such, the Trust is deemed to be a controlling person. The Trustee of the Trust, Anne D. Zimmerman, will not sit on the Company's Board of Directors, nor will she be an employee or officer of the Company.

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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources:
--------------------------------

As of September 30, 1998 the Company had working capital of $192,000. During the first nine months of 1998 the following items contributed in increasing working capital from a $140,000 deficit to the current $192,000 positive figure.

1. During the quarter ended September 30, 1998 the Company reported earnings of $43,000 and earnings for the nine month period of $150,000. From these earnings the Company has increased accounts receivable from year end by


  $227,000. Reducing the $150,000 net income was $160,000 non-cash depreciation, depletion and amortization. The Company purchased $196,000 of property and equipment during the first nine months of 1998, including $29,000 of property and equipment during the third quarter of 1998. This is the amount anticipated to also be purchased in the fourth quarter of 1998.

2. The Company sold its buildings on 6WN Road in Natrona County, Wyoming. This enabled the Company to pay off approximately $190,000 in current portion of long-term debt and short-term notes payable, along with providing the company with approximately $65,000 in cash and $100,000 available for sale investment, which can be converted to cash upon request. The buildings had been listed with a realtor for more than two years. They were sold by the officers which saved approximately $28,000 in realtor fees.

3. Through local banks, the Company has been able to use accounts receivable as collateral for short-term borrowings for current cash demands in its environmental engineering business. This, along with a $200,000 revolving line of credit, has enabled the Company to perform on larger contracts which would not have been possible in the past. Also, the company has a $230,000 revolving line of credit for its oil and gas division. To date, the Company has borrowed $100,000 of this line of credit to pay off past drilling costs in its Brundage Canyon Field. The balance of that loan, at September 30, 1998, is $90,000.

Results of Operations:
---------------------

In the third quarter of 1998,  the Company reported $43,000 net income  compared
to a $52,000  net loss  in 1997.   This $95,000  increase was  due to  increased
revenues in the environmental business.


Environmental Engineering :
---------------------------

Environmental engineering revenues for the third quarter increased by $66,000, or 13% compared with the third quarter of 1997. Revenues for the nine months ended September 30, 1998 were up by $295,000 or 21% over the same nine months of 1997.

The quarter and nine months of 1998 were aided by two large industrial contracts that were not in existence in 1997. Environmental engineering expenses were the same for the third quarter of 1998 and 1997. Expenses for the first nine months of 1998 were up by $22,000 or 1.6% over the nine months ended September 30, 1998. The expense increase in 1998 was the result of additional work over the corresponding nine months in 1997.

Oil and Gas:
------------

Oil and gas revenues declined from $262,000 in 1997 to $176,000 or 33% for the nine months ended September 30, 1998. Revenues for the quarter were down by $29,000 or 46%. These reductions were caused by lower oil prices, by as much as 50%. 1997 revenues were higher due to "flush" production from the Brundage Canyon wells that were drilled late in 1996. The oil and gas expenses were lowered by a refund of taxes from the State of Utah for credits from work-over activities on several wells in the Brundage Canyon field, which reduced the operating costs to a negative number. Also, expenses were lower due to a reduction of the number of wells producing in the Brundage Canyon field.


Additional Information:
-----------------------

The Company had depreciation, depletion, and amortization(DD&A) of $160,000 for 1998 compared to $198,000 in the nine months ended September 30, 1997. This was a 19% reduction. For the quarter ended September 30, 1998, DD&A was $15,000 less compared to the quarter ended September 30, 1997 or a 23% reduction. These DD&A declines were the result of less depreciation and depletion from the Company's oil and gas properties due to lower production.

General and administrative costs were lower by $23,000 or 15% for the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997. General and administrative costs were lower by $16,000, or 31% for the comparable quarters of 1998 and 1997. These reductions were due to cost saving practices initiated by management.

Interest  expense  was  higher  by  $3,000  or  6%  for  the  nine  months   and
approximately the same for the quarter ended September 30, 1998. The slight increase was due to increases in short-term borrowings for the periods in 1998.


Income taxes:
-------------

The Company has significant net operating loss carryforwards, investment tax credit carryforwards, and other carryforward items, and accordingly will not be liable for ordinary income taxes.

In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1998, Financial Accounting Statement No. 109 requires that deferred taxes be provided. The Company has taken the position that to provide such disclosure is not only meaningless but somewhat distortive. As of the third quarter 1998 no such income tax provision would have been necessary.


Year 2000 Compliant
-------------------

The Company's computer systems, software, and related technologies are affected by the Year 2000 compliance issue. We have been identifying and correcting affected applications to ensure that all of our key computer systems will be Year 2000 compliant by early 1999. We are also working with our vendors and suppliers to ensure their compliance. Costs to modify such applications have been, and are estimated to remain immaterial to our results of operations or financial condition.

Part II  OTHER INFORMATION

Item 6.  None



                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                      HAWKS INDUSTRIES, INC.

                                      (Registrant)
Date:   October 28, 1998              By: /s/ Bruce A. Hincey
                                         __________________________
                                        Bruce A. Hinchey, President and
                                        Chief Executive Officer
Date:   October 28, 1998              By: /s/ Bill Ukele
                                         _____________________
                                        Bill Ukele, Controller and
                                        Chief Financial Officer