Form 10-K
period 1998-12-31
HAWKS INDUSTRIES INC
filed 1999-03-04
CIK 15678

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

                  For the fiscal year ended December 31, 1998


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of the Common Stock, $.01 Par Value, on February 25, 1999, was $1,335,338.

As of February 25, 1999, Registrant had 1,335,338 shares of Common Stock, $.01 Par Value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Materials filed pursuant to Regulation 14(a) by EDGAR, September 25, 1998

                                    PART I.

ITEM 1 - BUSINESS
Forward-Looking Statements

This Form  10-K  includes "forward-looking  statements"  within the  meaning  of
Section 27A of the Securities Act Of 1933, as amended ( the " Securities Act" ), and Section 21E of the Securities Exchange Act Of 1934, as amended ( the
"Exchange Act").    All statements  other  than statements  of  historical  fact
included in  this Form  10-K  are forward  looking  statements.   These  forward
looking statements include, without limitations, statements under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition, Lquidity and Capital Resources", and notes to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its liability to make debt service payments, its strategies, financial instruments, and other matters, are forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10K including without limitation in conjunction with the forward-looking statements included in this Form 10-K.


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

Consequently, the Company ceased the drilling of development wells on its properties, the drilling of exploratory wells under which it would share in the cost, and drastically reduced its exploration staff. Since that time the ThepCompany pdoescnotteanticipateeanyorsignificant developmentevdrilling onelits properties. In mid 1992, the Company further de-emphasized its oil and gas activities and determined to restrict their oil and gas business to buying and selling of producing properties. In conjunction with this decision, the Company sold most of the oil and gas interests wherein it acted as operator and reduced technical staff accordingly.

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

In 1998, the Company's principal operations consisted of Environmental Testing and Management and Oil and Gas operations.

 The following industry segment information will give the reader a financial overview of each of the Company's industry segments. A detailed description of each segment follows thereafter.

                                                  1998         1997          1996
     Sales to unaffiliated customers:
      Oil and gas industry                   $    236,000  $   333,000  $    188,000
      Environmental testing and management
        industry                                2,209,000    1,798,000     1,958,000

                                             $  2,445,000  $ 2,131,000  $  2,146,000

     Discontinued Operations                 $          -  $         -  $     44,000

     Operating profit or (loss):
      Oil and gas industry                   $     33,000  $   (36,000) $    (43,000)
      Environmental testing and management
        industry                                  246,000      (51,000)      433,000)
      Unallocated Corporate expenses             (151,000)    (159,000)     (247,000)

                                             $    128,000  $  (246,000) $   (723,000)

     Identifiable assets:
      Oil and gas industry                   $    750,000  $   854,000  $    879,000
      Environmental testing and management
        industry                                1,127,000      893,000     1,080,000
      Corporate assets                          1,180,000    1,447,000     1,806,000

                                             $ 3,057,000  $  3,194,000  $ 3,765,000

     Capital expenditures:
      Oil and gas industry                   $      3,000  $    92,000  $    358,000
      Environmental testing and management
        industry                                  213,000       30,000       207,000
      Other capital expenditures                        -           -         49,000

                                             $   216,000  $    122,000  $    614,000

     Depreciation, depletion and
     amortization:
      Oil and gas industry                   $     79,000  $   111,000  $     67,000
      Environmental testing and management
        industry                                  106,000      103,000       116,000
      Other depreciation, depletion and
        amortization                               23,000       40,000        56,000
                                             $    208,000  $   254,000  $    239,000

     Discontinued Operations                 $          -  $         -  $      2,000

     Interest Income:
       Oil and gas industry                  $     10,000  $         -             -
       Environmental testing and management
        industry                                        -        2,000             -
     Corporate interest                            13,000       18,000        43,000

                                             $     23,000  $    20,000  $     43,000

     Interest Expense:
       Oil and gas industry                  $      5,000  $         -  $          -
       Environmental testing and management
        industry                                   36,000       26,000        25,000
       Corporate Interest                          29,000       46,000        40,000

                                             $     70,000  $    72,000  $     65,000



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

With the exception of brief periods when political and economic unrest in the Middle East (such as the last half of 1990), or when short-term market "interruptions" such as the Alaska oil spill caused prices to rise rapidly, prices of crude oil and refined petroleum products generally have declined in the last eight years as a result of an oversupply of petroleum products, particularly gasoline and fuel oils, relative to the demand for such products. The prices received for oil production have become increasingly volatile. This has resulted in great uncertainty in the oil and gas industry and has led many companies engaged in oil and gas exploration and production to substantially curtail their activities. This situation of subsantial oversupply relative to demand is due in part to increased production and lower rates of consumption caused by voluntary conservation efforts as well as increased competition from alternative fuels.

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

Regulation

The Company's operations will be affected from time to time in varying degrees by political developments and federal and state laws and regulations. In In particular, oil and gas production operations and economics are affected by price control, tax and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations.

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

Generally, this deduction is a specified percentage (currently 15%) of gross income from oil and gas property. Percentage depletion may not exceed 100% of the net income, and is limited in the aggregate to 65% of the Company's taxable income. Any depletion exceeding the 65% limitation, however, may be carried over indefinitely. At December 31, 1998 this carryover was $2,143,000.

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

The Company at December 31, 1998 had a net operating loss ("NOL") carryforward of $8,520,000.

The Tax  Reform  Act  of  1986  made substantial  changes  with  regard  to  NOL
carryforwards.   After  an "ownership  change"  the  taxable income  of  a  loss corporation available for offset by pre-change NOL carryforwards is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three year period preceding the test date. Under federal tax law, the amount and availability of loss carryforwards are subject to a variety of interpretations and restrictive tests applicable to the Company. Under the Code, the utilization of such loss carryforward could be limited or effectively lost upon certain changes in ownership. The net operating loss carryforwards expire between 1998 and 2012.


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

In conjunction with the sale of its aviation publishing business, the Company chose to discontinue its navigational products business in order to maximize sales of existing inventory. This discontinuance involved the gradual liquidation of inventory and sale of equipment. At Decemberd 31,1996 this discontinuance was completed.


ENVIRONMENTAL TESTING AND MANAGMENT

Competition

The Environmental Testing and Management industry is also highly competitive. Many of the company's competitors both in its primary market areas and throughout the United States are substantially larger and have significantly greater financial and human resources.

Markets

The Company concentrates its activities primarily in the Rocky Mountains, the mid-continent area and in Texas. However, during, 1996, 1997 and 1998, the company provided services for customers in 14, 14, and 13 different states respectively, and one foreign country (Indonesia). In the area of air quality and air emissions the Company provides to its customers compliance testing for air emissions in accordance with certain federal and state environmental standards. In addition, they perform evaluations of process operations for the users of emissions equipment; and to a lesser degree, the Company performs "performance guarantees" for newly purchased abatement equipment for some of its customers. The Company also provides ambient air surveys for new or renewable air emission permits.

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


EMPLOYEES

As of the date of this report, the Company has 25 full-time employees. (Administration and Accounting 3, Environmental 20 and Corporate Management 2). All employees are provided with the opportunity to participate in a comprehensive health and benefits package. All eligible employees participate in the Company's Employee Stock Ownership Plan.

None of the employees are represented by a union and the Company believes that its relationship with its employees is good.


ITEM 2 - PROPERTIES

PROPERTIES - REAL ESTATE

The Company owns facilities consisting of three separate buildings located on approximately seven acres.

On March 22, 1994, the Company purchased a 7,600 square foot office building and 3,000 square foot laboratory on 4 acres in an industrial park in Casper. This facility will accommodate the expected growth of the Company's environmental business and now houses the Corporate oil and gas, environmental testing, and accounting offices.

The Company also owns a 5,000 sq. ft. building in San Marcos, Texas which housed all environmental personnel and equipment for the Company's Texas operations. This building has been listed for sale

The Company also owned one building, an office building of 10,600 square  feet.
An adjacent building had  6,000 square feet.   Next to it  was an 11,500  square
foot warehouse. These buildings were sold on June 1, 1998, see Note 8 in the financial statements.

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

Although technically required to do so, the Company has not presented the required disclosure. Management feels that with the sale of its major oil and gas producing property in 1992, and with the continually decreased emphasis on oil and gas producing activities, the information is relatively meaningless. In In addition, based on costs of prior years, the estimated costs to obtain all of such information would be at least $10,000. For these reasons the disclosure has not been presented.

Net Quantities of Oil and Gas Produced

The net quantities of oil and gas produced by the Company during each of the last three fiscal years are as follow:

             Oil    Gas (Mcf)
           (bbls)
  1996        4,500    57,000
  1997       11,000    49,000
  1998        8,300    68,000

Average Sales Price and Production Costs

The following table reflects information concerning each of the last three fiscal years:

                                1998      1997      1996
Average sales price per bbl    $12.03    $18.25    $20.84
Average sales price per MCF      1.99       2.30      1.47
Average production cost per
  net equivalent bbl*             2.32      6.55      4.34

* Natural gas has been converted into equivalent bbls using a conversion ratio of 6:1.

Drilling Activity

The Company has not participated in the drilling of exploratory wells in 1998, 1997 nor 1996. In 1996 the Company participated in the drilling of 3 developmental wells which were productive. The Company did not participate in drilling any development wells in 1998.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


James E. Meador, Jr. was elected by the shareholders at the annual meeting held on November 4, 1998 to continue to serve on the board of directors.

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

                                         Bid Price
                                   HIGH              LOW
1996:
         First Quarter            4 3/8             1 7/8
         Second Quarter           4 3/8             1 7/8
         Third Quarter            5 5/8             3 1/8
         Fourth Quarter             5               3 1/8
1997:
         First Quarter            3 1/2             3 1/8
         Second Quarter           3 1/8             1 1/4
         Third Quarter            4 3/8             1 7/8
1998:    Fourth Quarter           3 1/8             1 1/4
         First Quarter            2 1/2              5/8
         Second Quarter           1 5/8              7/8
         Third Quarter           1 11/16              1
         Fourth Quarter          1 29/32            1 1/8

Bid quotations represent prices between dealers, do not include retail markup, markdown, or commissions and do not necessarily represent actual transactions.


Number of Shareholders

As of February 22, 1999 there were 828 holders of record of the Company's Common Stock.


Dividends

The Company has never paid any dividends on its common stock and does not have any current plans to pay any dividends in the foreseeable future. Should the Company determine at some future date that the payment of dividends would be desirable, any such dividends would be dependent upon the earnings and financial condition of the Company.

ITEM 6 - FINANCIAL DATA

                                       Year Ended December 31,
                                 1998        1997        1996        1995        1994
Operating revenues from
 continuing operations         2,445,000   2,131,000   2,146,000   3,293,000   2,595,000
Net income (loss) from
 continuing operations           128,000    (264,000)   (742,000)    117,000    (250,000)
Net income (loss)                150,000    (264,000)   (755,000)   (213,000)    268,000
Income (loss) from continuing
 operations per share*               .11        (.20)       (.55)        .09        (.12)
Net income (loss per share:)         .11        (.20)       (.55)       (.16)        .14
Total assets                   3,057,000   3,194,000   3,765,000   4,015,000   4,883,000
Long-term debt                   340,000     415,000     445,000     493,000     677,000
Shareholders' equity           2,155,000   2,012,000   2,237,000   2,992,000   3,175,000
Dividends declared per share           -           -           -           -           -


*  As restated for 20:1 reverse stock split.

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During 1998, Management continued to make positive steps to improve the financial condition of the Company. Operations in the Salt Lake City, Utah office were curtailed and the San Marcos, Texas office was operated with a manpower and equipment were provided by the Casper, Wyoming office. The Casper operations increased in workload within its region also.

The Company improved its financial position considerably in 1998. The $264,000 loss in 1997 was reversed to a $150,000 net income in 1998. This was a turn-around of $414,000. A negative working capital position of $140,000 in 1997 was reversed to positive working capital of $204,000 in 1998, another substantial turn-around of $344,000. Items contributing to these positive moves were as follow:

    1. During 1998, total revenues increased by 15% while operating expenses decreased by 2.5%. These changes resulted in accounts receivable increases by $95,000 and accounts payable decreases by $80,000.

    2. The Company sold its buildings on 6 WN Road in Natrona County, Wyoming. This enabled the Company to pay off approximately $190,000 in current portion of long-term debt and short-term notes payable, along with providing the company with approximately $65,000 in cash and $100,000 in 4% convertible preferred stock. That stock is convertible to cash or common stock upon request. The buildings had been listed with a realtor for more than two years. They were sold by the officers of the corporation, which saved approximately $28,000 in realtor fees. The buildings were sold to a related party. (See Note 8, "Sale of Buildings", in the accompanying financial statements.

    3. Through local banks, the Company has been able to use accounts receivable as collateral for short-term borrowings for current cash demands in its environmental engineering business. This, along with a $200,000 revolving line of credit, has enabled the Company to perform on larger contracts which would not have been possible in the past. Also, the Company has a $230,000 revolving line of credit for its oil and gas division. To date, the Company has borrowed $100,000 of this line of credit to pay off past drilling costs in its Brundage Canyon Field. The balance of that loan, at December 31, 1998 was $65,000.
    4. As noted in the December 31, 1997 10K, Joseph J. McQuade, former CEO, terminated his employment in the first quarter of 1998. This results in significant cost savings. (see note 14, "Significant Events", concerning the contingent liability associated with this termination, of the accompanying financial statements). It is important to note that the majority of the funding for this agreement with Mr. McQuade came from outside investors.

The Company purchased $216,000 in property and equipment for 1998 compared to $122,000 in 1997, and $614,000 in 1996. Of the $216,000 purchased in 1998,
$213,000 was environmental testing equipment, of which approximately one half of this for a portable Fourier Transmission Infra-Red Spectrometer (FTIR). The FTIR has allowed the Company to perform over $500,000 worth of contracts during 1998 for a major international manufacturer. More work for that leading edge technology is anticipated for 1999 and beyond.

The Company continues to attempt to sell its facilities in San Marcos, Texas. The sale of this property would have a significant positive impact on the Company's liquidity and capital resources.

In addition, in late 1996 the Company purchased 33.7 acres of undeveloped commercial real estate in Casper, Wyoming. The land is adjacent to, and fronts, Interstate Highway 25 and is bisected by east Second Street (the main business thoroughfare in Casper). The land was purchased for less than 18 cents per square foot. Business real estate development has increased at adjoining property, with major corporations moving into the area. There is no announced timetable for development of the land.

The following information is provided for the years ending December 31, 1998 and 1997:

                                               1998        1997
Working Capital                             $  204,000   $ (140,000)*
Long-term debt to equity                         1:6.3        1:4.9
Cash provided (utilized by operations)         136,000     (148,000)
Cash and short-term investments available      262,000      235,000

*$140,000 loan on office building listed as current liability.

Management believes that the carrying value of producing oil and gas properties is not in excess of the future revenues which will be recovered. Carrying value of producing properties, net of depletion, is $736,000. Oil and gas revenues, net of expenses, were $183,000 for the year. As many of the Company's producing properties are natural gas properties, with lives in excess of twenty-five years, we believe the carrying value of the assets is fully recoverable.

In addition, the Company has carrying value of $14,000 on non-producing properties, which is net of an allowance for impairment of $2,000. Management believes, since the majority of the non-producing properties are mineral interests, the allowance is adequate and the remaining costs in the assets will be recovered.

Management knows of no environmental assessment problems nor of the potential of any such environmental assessment. All purchased real estate had environmental studies performed prior to purchase and our environmental laboratory has been instructed on the appropriate procedures for disposal of various kinds of waste. Such wastes (although relatively insignificant in amount) are tested prior to legal disposal as part of a continual environmental assurance program.

Environmentalerevenues increased to $2,211,000 in 1998 from $1,792,000 in 1997 and $1,959,000 in 1996, demonstrating a 23% increase from 1997 and a 13% increase above 1996. This was the result of the Company acquiring several large clients in 1998 while maintaining the Company's regular clients. The decrease of $167,000 in revenues from 1996 to 1997 was a result of the reduction in the operational size of the Texas office. Environmental expenses increased from $1,746,000 in 1997 to $1,856,000 in 1998 or a 6% increase, this was the result of a 23% increase in sales as noted above. Environmental expenses decreased by $530,000 from $2,276,000 in 1996 to $1,746,000 in 1997. This decrease was mainly due to decreases in staff in Texas, Utah, and Cheyenne. Also contributing to this decrease was the decision to provide service of most all jobs from the Casper headquarters. Shown below is a table showing net revenues and operating expense for the Company's environmental industry:

                            1998        1997        1996
Sales                    $ 2,211,000 $ 1,792,000 $  1,959,000
Operating expenses        1,856,0000   1,746,000    2,276,000

                         $  355,0000 $    46,000 $   (317,000)


Oil and gas sales declined from $322,000 in 1997 to $236,000 in 1998 or 27%. This decline was caused by two activities:
(1) Average oil prices declined by 34% and average gas prices declined by 13% and
(2) Flush production in 1997 received on the three Brundage Canyon, Utah well drilled in 1996.

Oil and gas sales increased from $181,000 in 1996 to $322,000 in 1997. As noted above, this increase in 1997 was due to the productive wells drilled in late 1996. Oil and gas expenses declined from $139,000 in 1997 to $53,000 in 1998. This decline was largely due to less maintenance beingp erformed on the
Company's working  interest  properties  by operators.    Less  maintenance was
performed due to the lower prices received for oil during 1998. Oil and gas expenses increased from $73,000 in 1996 to 139,000 in 1997, a 90% increase reflecting additional wells drilled in the Brundage Canyon Field. Below is a table showing revenues and operating expense per year for the Company's oil and gas industry:

                             1998        1997        1996
Sales                    $   236,000 $   322,000 $   181,000
Operating expenses            53,000     139,000      73,000

                         $   183,000 $   183,000 $   108,000

Depreciation, depletion, and amortization were $208,000 in 1998 compared to $254,000 in 1997 or an 18% decrease. This decrease was a result of less depreciation, depletion, and amortization on oil and gas properties, results of a decline in production from prior years in the Brundage Canyon Field and the sale of the building located at 6WN Road located in Natrona County, Wyoming. Depreciation, depletion, and amortization increased from $239,000 in 1996 to $254,000 in 1997, a 6% increase which as noted above was a result of the "flush" production in 1997 from the Brundage Canyon field. Depreciation from the environmental testing industry has remained relatively flat over the three years.

General and administrative costs decreased from $238,000 in 1997 to $200,000 in 1998, a 16% decrease which was the result of decreases in staff and other cost cutting efforts. General and administrative costs decreased by $43,000 from $281,000 in 1996 to $238,000 in 1997,a 15.3% decrease. These decreases were due to decreases in staff, salary reductions, and other cost cutting efforts.

Interest expense was approximately the same for the years 1998 and 1997. Interest expense decreased by $2,000 from $72,000 in 1997 to $70,000 in 1998 as new notes with lower interest rates have replaced some of the debt paid off. Interest expense increased in 1997 to $72,000 from $65,000 in 1996, a 10.7% increase due to additional outstanding loans.

Interest income increased from $20,000 in 1997 to $23,000 in 1998. This increase was the result of collecting interest on royalties of $10,000 that were not paid within the period allowed. Interest income would have been less due to lower interest rates on certificates of deposit. Interest income decreased from $43,000 in 1996 to $20,000 in 1997 reflecting the utilization of investments for operations. No provision has been made for deferred taxes in 1996, 1997 or 1998 and no provision for income taxes is required due to the utilization of net operating loss carryforwards.

Management believes that although disclosures mandated by SFAS No, 109 are generally informative, that in the Company's case, the application of SFAS No. 109 leads to disclosures which are confusing. To comply with SFAS No. 109 is to record deferred income tax expense on the books of the Company, when in fact, the Company has $8,500,000 of net operating loss carryforwards, $2,143,000 of depletion carryforwards and $61,000 of various income tax credits. This issue is derived from the application of the provisions of SFAS No.109 to companies who have had quasi reorganizations in the past. (Hawks Industries applied the quasi reorganization provisions ARB #43, effective in 1988.) Specifically, paragraphs 39 and 49 of SFAS No. 109 require that in cases where there has been a quasi reorganization, that the tax benefits of loss carryforwards and credits, earned prior to the date of the quasi reorganization, be ignored when calculating deferred income tax benefits. Although management believes that such obscure provisions may give rise to great fodder in the world of academia, we believe that to apply the principles of SFAS No. 109, paragraphs 39 and 49, is at variance with the economic realities of the present case. Accordingly, we have not applied the provisions of SFAS No. 109, paragraphs 39 and 49.

It is  management's intent  to attempt  to reflect  the economic  realty of  our present tax situation. Given all of the future tax benefits which will be available to the Company to offset future net income, management believes that the financial statements presented have accomplished our goal.

Year 2000 Compliant

The Company's computer systems, software, and related technologies are affected by the Year 2000 compliance issue. We have been identifying and correcting affected applications to ensure that all of our key computer systems will be Year 2000 compliant by early 1999. We are also working with our vendors and suppliers to ensure their compliance. It appears that the Company will have no trouble meeting this goal. Costs to modify such applications have been, and are estimated, to remain immaterial to our results of operations or financial condition.








Hawks8Industries,LInc.TandNSubsidiaries


Index to Consolidated Financial Statements

Report of Certified Public Accountants on
    the Financial Statements                                                17
Consolidated Balance Sheets                                                 18
Consolidated Statements of Operations                                       18
Consolidated Statements of Shareholders' Equity                             20
Consolidated Statements of Cash Flows                                       21
Notes to Consolidated Financial Statements                                  22

                    ----------------------------------------
                    HOCKER, LOVELETT, HARGENS & SKOGEN, P.C.
                    ----------------------------------------
                          Certified Public Accountants



                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Hawks Industries, Inc.
Casper, Wyoming

We have audited the accompanying consolidated balance sheets of Hawks Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 4, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes requires that deferred taxes be reflected for temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. SFAS No. 109 also precludes the use of tax benefits resulting from the carryforward of net operating losses which originated prior to the Company's quasi-reorganization to increase net income and specifically requires that they be treated as direct additions to paid-in-capital. The Company has not provided for recognition of deferred taxes in accordance with generally accepted accounting principles. If such a provision were made, net income for 1998, 1997 and 1996 would be increased/(decreased) by approximately $0, $(11,000), $11,000, respectively.

In our opinion, except for the effects of omitting deferred income taxes, as discussed in the third paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawks Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting

The Company has not presented the disclosures about oil and gas producing activities that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic financial statements.

                                   /s/ Hocker, Lovelett, Hargens & Skogen, P.C.
Casper, Wyoming
February 12, 1999


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                               ASSETS                                     1998          1997
CURRENT ASSETS
  Cash                                                                $    60,000   $    30,000
  Accounts receivable                                                     425,000       330,000
  Short-term investments                                                  202,000       205,000
  Costs on uncompleted contracts in excess of related billings             15,000        12,000
  Other current assets                                                     64,000        50,000

    Total current assets                                                  766,000       627,000

PROPERTY AND EQUIPMENT, net
 (successful efforts method)                                            1,703,000     2,112,000

INVESTMENTS AND OTHER ASSETS
  Note Receivable                                                          35,000        38,000
  Land Investment                                                         196,000       202,000
  Available for sale investment                                           100,000             -

 Other Assets                                                            2588,000      2455,000

                                                                      $ 3,057,000   $ 3,194,000


                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                       $   203,000   $   240,000
  Current maturities of long-term debt                                    128,000       227,000
  Accounts payable                                                        195,000       275,000
  Accrued liabilities                                                      36,000        25,000

    Total current liabilities                                             562,000       767,000

LONG TERM DEBT                                                            340,000       415,000

CONTINGENT LIABILITY (See Note 14)                                              -             -

SHAREHOLDERS' EQUITY
  Capital stock:
  Preferred stock, $.01 par value; authorized 997,000 shares no
   shares issued                                                                -             -
  Common stock, $.01 par value, authorized 5,000,000 shares;
   shares issued 1,351,513 in 1998 and 1997                                13,000        13,000
  Capital in excess of par value of common stock                        2,880,000     2,880,000
  Retained (deficit)                                                     (731,000 )    (881,000)
  Less Common Stock held in treasury at cost, 6,175 and 0
   shares in 1998 and 1997, respectively                                   (7,000 )           -

                                                                        2,155,000     2,012,000

                                                                      $ 3,057,000   $ 3,194,000


See Notes to Consolidated Financial Statements.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996
                                  1998           1997         1996
Operating revenue:
 Oil and gas                   $   236,000   $   322,000   $   181,000
 Environmental testing and       2,211,000     1,792,000     1,959,000
   management
 Gain (loss) on sale of assets      (2,000 )      17,000         6,000

                                 2,445,000     2,131,000     2,146,000

Operating expenses:
 Oil and gas                        53,000       139,000        73,000
 Environmental testing and       1,856,000     1,746,000     2,276,000
   management
 Depreciation, depletion and       208,000       254,000       239,000
   amortization
 General and administrative        200,000       238,000       281,000

                                 2,317,000     2,377,000     2,869,000

Operating income (loss) from
 continuing
      operations                   128,000      (246,000 )    (723,000 )
Other income (expense):
 Other income                       21,000        34,000         3,000
 Interest income                    23,000        20,000        43,000
 Interest expense                  (70,000 )     (72,000 )     (65,000 )
 Sale of buildings                  48,000             -         -

Gain (loss) from continuing
 operations before
    taxes                          150,000      (264,000 )    (742,000 )
Provision for taxes:
 Current                                 -             -             -

Gain (loss) from continuing        150,000      (264,000 )    (742,000 )
 operations
Discontinued operations                  -                     (13,000 )

Net income (loss)              $   150,000   $  (264,000 ) $  (755,000 )


Weighted average number of
     common shares outstanding   1,351,451     1,351,147     1,339,443


Earnings (loss) per common
 share :
 Gain (loss) from continuing   $       .11   $      (.20 ) $      (.55 )
   operations
 Discontinued operations (net)           -                        (.01 )
                                                   -

                               $       .11   $      (.20 ) $      (.56 )



See Notes to Consolidated Financial Statements.

                CONSOLIDATEDDSTATEMENTSNOF SHAREHOLDERS'IEQUITY
                  Years Ended December 31, 1998, 1997 and 1996

                                                          Capital
                                                         in Excess   Accumulated      Common Stock
                                  Common Stock Issued     of Par      Earnings      Held in Treasury
                                  Shares      Amount       Value      (Deficit)    Shares     Amount
Balance January 1, 1996          1,339,443 $    13,000 $ 2,841,000 $     138,000         - $         -
Net loss                                 -           -           -      (755,000)        -           -

Balance December 31, 1996        1,339,443      13,000   2,841,000      (617,000)        -           -
Stock issued to Employee Stock
  Ownership Plan Trust              11,967           -      39,000             -         -           -
Net loss                                 -           -           -      (264,000)        -           -

Balance December 31, 1997        1,351,410      13,000   2,880,000      (881,000)        -           -
Purchase of Treasury Stock               -           -           -             -     6,175       7,000
Additional Shares issued
  in 20 for 1 Reverse Split            103           -           -             -         -           -
Net Income                               -           -           -       150,000         -           -

Balance December 31, 1998        1,351,513 $    13,000 $ 2,880,000 $    (731,000)    6,175 $     7,000

See Notes to Consolidated Financial Statements.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996
                                    1998          1997         1996
Cash flows from operating
activities:
 Gain (loss) from continuing    $   150,000   $  (264,000) $  (742,000 )
   operations
 Adjustments to reconcile net
   gain (loss) to net cash
   provided by (used in)
   operating activities
   Depreciation, depletion and      208,000       254,000      237,000
    amortization
    Net gain on sale of assets      (46,000 )     (17,000)      (6,000 )
   Impairment of non-producing
    oil and gas property              5,000         6,000        6,000
   Changes in operating assets
    and liabilities:
    Decrease (increase) in          (95,000 )     (10,000)     384,000
    accounts receivable
    Decrease (increase) in
      costs in excess of            (17,000 )      41,000      (45,000 )
      billings and other
    Increaset(decrease) in
      accounts payable and          (69,000 )    (158,000)     292,000
      accrued expenses

                                    136,000      (148,000)     126,000
Operating cash flow from                  -             -       34,000
 discontinued operations

Net cash flows provided by (used    136,000      (148,000)     160,000
 in) oper. activities


Cash flow from investing
activities:
 Purchases of property and         (216,000 )    (122,000)    (614,000 )
   equipment
 Proceeds from sale of              358,000        33,000       42,000
   properties
 Decrease (increase) in other       (42,000 )           ()       3,000
   assets                                           2,000
 Decrease (increase) in land          6,000                   (202,000 )
   investment                                      -
 Decrease in note receivable          3,000         4,000        4,000
 Decrease in short-term               3,000       366,000      236,000
   investments

                                    112,000       279,000     (531,000 )
 Investing cash flow from                 -                      1,000
   discontinued operations                         -

Net cash provided by (used in)      112,000       279,000     (530,000 )
investing activities


Cash flows from financing
aPurchases:of Treasury Stock         (7,000 )           -
                                                                 -
 Proceeds from debt obligations     137,000       200,000      331,000
   incurred
 Reduction of debt obligations     (348,000 )    (349,000)     (95,000 )

                                   (218,000 )    (149,000)     236,000 )
 Financing cash flow from                 -                    (15,000 )
   discontinued operations                         -

Net cash provided by (used in)     (218,000 )    (149,000)     221,000
financing activities


Increase (decrease) in cash and      30,000       (18,000)    (149,000 )
cash equivalents
Cash and cash equivalents at         30,000        48,000      197,000
beginning of year

Cash and cash equivalents at end$    60,000   $    30,000  $    48,000
of year


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Nature of business:
The Company, through its subsidiary, Western Environmental Services and Testing, Inc. (WEST), acquired in 1992, is engaged in the environmental testing business. WEST's emphasis and area of, greatest expertise is in air quality testing. Professional air quality evaluations are performed to determine the emissions of pollutants into the atmosphere from industrial sources. Industrial hygiene, along with indoor air quality for the general public and private business sectors, is also provided.

The chemical laboratory, with analytical services for air, soils and water is located at the Casper facility. During 1993, WEST formed a subsidiary, Western Environmental Services, Inc. to manage environmental remediation and clean-ups. Due to the decline in the funding of clean-ups nationwide, this subsidiary was substantially closed in September, 1996.

The Company provides services to the  general public, although most clients  are
industrial entities.   Fees for  services are due  upon receipt  of invoice  and
normally collected within sixty to ninety days.

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

The Company formed Central Wyoming Properties, Inc. (a wholly owned subsidiary) in 1996 to acquire real estate investments. The Company, through a joint venture with outside parties, to date, has acquired an ownership share of one property.

The Company had also been engaged in the business of aviation publishing and navigational products assembly and sales through its subsidiary International Aviation Publishers, Inc., acquired in 1986. During 1990 IAP formed a new subsidiary, Hawks Books Company, which acquired printing equipment to print IAP books and also to provide outside printing services. Substantially all of the assets of IAP were sold as of December 31,1994 and operationslof IAP, Hawks
Book Company, and SanTech, Inc. are shown as "Discontinued Operations".

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

Principles of consolidation:

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The Company's proportionate share of partnership and joint venture assets, liabilities, revenue, and expenses is consolidated in the financial statements. In consolidation, all significant intercompany accounts and transactions have been eliminated.

The  Company  has  one  wholly-owned   oil  and  gas  subsidiary,   Burton/Hawks
Exploration Co., Ltd.

The Company also owns 100% of W.E.S.T. which provides environmental services and testing. W.E.S.T. has one wholly owned subsidiary, Western Environmental Services, Inc. which managed environmental clean-up projects and performs site evaluations.

The Company also owns 100% of Central Wyoming Properties, Inc. which has real estate investments.

Cash equivalents:

For purposes of the Statement of Cash Flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of credit risk for cash held at banks:

The Federal Deposit Insurance Corporation insures up to $100,000 of deposits maintained at any one financial institution. On December 31, 1998, the Company had approximately $160,000 in excess of insured levels.

Accounts receivable:

Accounts receivable consist of regular receivables from customers and a receivable from a loan to an officer of the Company. At December 31, 1998 and 1997, receivables consisted of the following:

                                      Regular
                                     Accounts    Loan to
                           Total    Receivable   Officer
1998                     $ 425,000  $  425,000  $       -

1997                     $ 330,000  $  318,000  $  12,000



Property and equipment:

The Company uses the successful efforts method of accounting for oil and gas producing activities as prescribed by Statement of Financial Accounting Standards (SFAS) Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". Under this method, the costs of unsuccessful exploratory wells and delay rentals are expensed as incurred. Lease acquisition costs and costs of drilling and equipping productive exploratory and all development wells are capitalized. Depreciation and depletion of producing properties and equipment is computed by the unit-of-production method using Company estimates of unrecovered proved producing oil and gas reserves. Total capitalized costs for individual proved oil and gas properties are limited to
the estimated  future net  revenues  from production  of  proved reserves.    An
allowance for impairment has been established and expense charged for the estimated impairment of non-producing leasehold interests.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investment tax credits will be reflected in the Statements of Operations as a reduction of income taxes in the year in which they become available for use.

Earnings per share:

Earnings per common share were computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the year. Computation of the weighted average number of outstanding shares excludes common stock equivalents because they have no effect for 1998. On January 8, 1998, at the Company's Annual meeting, a proposal was submitted to effect a 20 for 1 reverse stock split which reduced the company's outstanding shares from 27,028,194 to 1,351,513. Therefore, throughout these financial statements, earnings per share have been restated to reflect the reverse split.

Bad debt:

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

Theecovenant notctopcompete is being amortized over the life of the agreement on the straight line method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs:

Environmental expenditures that relate to current operations are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. At December 31, 1998 and 1997, no material liabilities have been recorded as a range of loss cannot be reasonably estimated.

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

Fair value of financial instruments:

The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the financial instruments are held for trading purposes.
The carrying value of the available for sale investment is the guaranteed redemption price of the 4% preferred stock.

Advertising costs:

The Company  expenses advertising  costs as  incurred.   Advertising  costs  are
deemed immaterial in amount.


Note 2.   Property and Equipment

      Property and equipment at December 31, 1998 and 1997 consists of the following:

                                                                      1998         1997
     Non-producing oil and gas properties, net of valuation
      allowance of $2,000 in 1998 and $8,000 in 1997              $    14,000  $    19,000
     Producing oil and gas properties                               1,655,000    1,659,000
     Furniture and fixtures                                           369,000      391,000
     Transportation equipment                                         200,000      235,000
     Buildings and leasehold improvements                             371,000      816,000
     Engineering and lab equipment                                  1,258,000    1,111,000
     Other                                                             59,000      118,000

                                                                    3,926,000    4,349,000
     Less accumulated depreciation and depletion                    2,223,000    2,237,000

                                                                  $ 1,703,000  $ 2,112,000


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Notes Payable, Long-Term Debt and Pledged Assets

      Notes payable were as follow at December 31, 1998 and 1997
                                                                          1998         1997
     Revolving line of credit $230,000, interest at Citibank Prime plus /%, (8.5% at December 31, 1998)  Maturing
         May 13, 1999, collateralized by oil and gas properties       $    65,000  $         -
     Revolving lines of credit $200,00, interest at 6.35% to 7%
      maturing March 23, 1999 and June 22, 1999 collateralized by
      certificates of deposit                                             138,000      200,000
     Short-term note payable due bank, interest at 11.5%, payable
         $700 per month including interest                                      -       40,000


                                                                      $   203,000  $   240,000


     Long-term debt at December 31, 1998 and 1997 is as follow:
                                                                          1998         1997
     Mortgage note payable to bank, interest set at 3.125%
         above U.S. Treasury Bill index for one year each June 1st,
         collateralized by office building                            $        -   $    74,000
     Mortgage note payable to City of Casper, interest at 4%,
         payable $859 per month including interest until
         June 8, 1998 then balance due in lump sum,
         collateralized by office building and warehouse                       -       144,000
     Mortgage notes payable to W.D. Hodges and Jim Ferris Properties, interest at 9% payable $971 per month until September 17,
      2013, collateralized by building                                     95,000       97,000
     Mortgage note payable to bank, interest set at 4% above U.S.
          Treasury Bill index for one year each April 1st, (9.3% at
          December 31, 1998) payable $1,213 per month including
          interest until March 22, 2009, collateralized by office
          building                                                         96,000      102,000
     Lease payable, Eaton Financial Corporation, payable $1,227 per month including interest, collateralized by computer equipment with original cost of $49,000, accumulated depreciation of
      $27,000 and $22,000 at 1998 and 1997                                     -         2,000
     Note payable, State of Wyoming, interest at 4%, due in monthly installments of approximately $1,000 including interest until
      paid, unsecured                                                       6,000       16,000
     Installment loans payable, due at various times from June 1999 to May, 2001, interest rates from 7.5% to 10%, secured by
      equipment                                                            37,000       15,000
     Note payable Wyoming Industrial Development Corporation,
         interest at 7.33%, payable $3,991 per month including
         interest until October 5, 2002, collateralized by equipment      157,000      192,000
     Note payable Wyoming Industrial Development Corporation,
      interest at 6.96%, payable $4,475 per month including
         interest until June 15, 2000, collateralized by  equipment        77,000            -

                                                                          468,000      642,000
     Less current maturities                                              128,000      227,000

                                                                      $   340,000  $   415,000


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities of long-term debt are as follow:

     1999                  $ 128,000
     2000                     86,000
     2001                     57,000
     2002                     48,000
     2003                     13,000
     Thereafter              136,000

                           $ 468,000


Actual cash payments for interest during the years ended December 31, 1998, 1997 and 1996 were $70,000, $72,000 and $66,000 respectively.

Note 4.   Income Taxes, Accounting Change, Prior Period Restatement

Under SFAS No.109, (accounting for income taxes) deferred income taxes arise from temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. In financial reporting for oil and gas properties, the Company uses differing methods to compute depreciation on certain equipment for financial statement purposes and tax purposes; the tax depreciation deductions are larger than those for financial statement purposes primarily due to accelerated depreciation methods and shorter lives for tax purposes; for financial statement purposes, an allowance for impairment is established for estimated impairment of non-producing leases; however, no deduction is taken for taxes until the lease has expired or is dropped; intangible drilling costs are capitalized for financial statement purposes and maybbe expensed for tax purposes as the expenses are incurred; and, the carrying value of certain equipment has been reduced to approximate market value, but the loss will be recognized for tax purposes upon disposition. The Company recognizes income and expense from some investments on the accrual basis, but uses the cash basis for tax purposes. Deferred taxes are classified as current and noncurrent depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the timing differences are expected to reverse.

Management believes that although disclosures mandated by SFAS No. 109 are generally informative, that in the Company's case the application of SFAS No. 109 leads to disclosures which are confusing. To comply with SFAS No. 109 is to record deferred income tax expense (credit) on the books of the Company, when in fact, the Company has $8,500,000 of net operating loss carryforwards, $2,143,000 of depletion carryforwards and $61,000 of various income tax credits. This issue is derived from the application of the provisions of SFAS No. 109 to companies who have had quasi reorganizations in the past. (Hawks Industries applied the quasi reorganization provisions ARB #43, effective in 1988.) Specifically, paragraphs 39 and 49 of SFAS No. 109 require that in cases where there has been a quasi reorganization, that the tax benefits of loss carryforwards and credits, earned prior to the date of the quasi reorganization, be ignored when calculating deferred income tax benefits. Although management believes that such obscure provisions may give rise to great fodder in the world of academia, we believe that to apply the principles of SFAS No. 109, paragraphs 39 and 49, is at variance with the economic realities of the present case. Accordingly, we have not applied the provisions of SFAS No. 109, paragraphs 39 and 49.

The following disclosures are provided to show a condensed version of the financial statements had SFAS No. 109 been implemented.

Balance Sheet                               1998           1997
Current assets                          $   766,000   $     627,000
Other assets                              2,291,000       2,567,000

Total assets                            $ 3,057,000   $   3,194,000


Current liabilities                     $   562,000   $     767,000
Other liabilities                           340,000         415,000

Total liabilities                           902,000       1,182,000

Capital stock                                13,000          13,000
Capital in excess of par value            3,046,000       3,046,000
Retained earnings (deficit)                (897,000 )    (1,047,000
             Less Treasury stock             (7,000 )             -

Total equity                              2,155,000       2,012,000

Total liabilities and equity            $ 3,057,000   $   3,194,000



Income Statement                            1998          1997           1996
Gain (loss) from continuing operations
 before taxes                           $   150,000   $  (264,000 )  $  (742,000 )

Provision for taxes:
Current                                           -             -              -
Deferred                                          -       (11,000 )       11,000

                                                  -       (11,000 )       11,000

Gain (loss) from continuing operations      150,000      (275,000 )     (731,000 )
Discontinued operations (net of taxes)            -             -        (13,000 )

Net income (loss)                       $   150,000   $  (275,000 )  $  (744,000 )


If SFAS No. 109 was implemented, deferred tax (assets) liabilities would be comprised of the following at December 31:

Tax effects of temporary differences         1998            1997             1996
for:
Accounting for oil & gas properties     $      54,000   $      57,000    $      75,000

Total deferred tax liabilities                 54,000          57,000           75,000

Other liabilities                                   -               -          (11,000 )
Tax loss carryforwards                     (2,896,000 )    (3,514,000 )     (3,432,000 )
Tax credit carryforwards                      (62,000 )       (86,000 )       (126,000 )

Total deferred tax assets                  (2,958,000 )    (3,600,000 )     (3,569,000 )

Net deferred asset                         (2,904,000 )    (3,543,000 )     (3,494,000 )

Asset valuation allowances                 (2,904,000 )     3,543,000        3,483,000

   Net deferred tax asset               $        -       $       -        $    (11,000 )

When subsequently recognized, approximately $2,379,000 of the 1998 deferred tax assets' tax benefits will be allocated directly to contributed capital as a result of the Company's quasi reorganization in 1988.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1998, the Company's net operating loss and tax credits available for carryforward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

                                                 Net
                                              Operating      Investment
         Year Ending December 31,              Losses        Tax Credits
                   1999                        1,234,000           7,000
                   2000                        1,713,000          12,000
                   2001                        3,767,000               -
                   2003                          101,000               -
                   2004                           96,000               -
                   2009                          265,000               -
                   2010                          359,000               -
                   2011                          744,000               -
                   2012                          241,000               -
                                            $   8,520,000   $      19,000

The Company also has approximately $43,000 in unused jobs tax credits and $2,143,000 in percentage depletion carryforwards available to offset future income tax liabilities. These items do not expire.


 Note 5.  Stockholders' Equity

The Company had an Incentive Stock Option Plan for key employees and had reserved 50,000 shares of unissued common stock to be issued thereunder. The plan expired on November 19, 1991. The option price was the market value of the shares on the date the option ($2.80) is granted except for beneficial holders of more than ten percent of the total outstanding shares of the Company, whose option price was one hundred ten percent of said market price. No option may be exercised by any employee until all previously granted options still outstanding to the same employee are exercised. There were 2,500 options outstanding and exercisable at December 31, 1998 and 1997. SFAS No. 123, Accounting for Stock Based Compensation, has no effect on the Consolidated Statement of Operations as there have been no changes in the outstanding options.

The Company has an Employee Stock Ownership Plan-Trust. To be eligible to participate, employees must be 21 years of age and have had at least one year of continuous employment with the Company. The Company, at the discretion of the board of directors, may contribute to the plan an amount not to exceed 25 percent of total qualified compensation in any given year for any individual to a maximum of $30,000. On occasion, when the Company has contributed less than the amount allowed, the Company has made additional contributions under the carryover provisions of the plan in subsequent years. The total cost to the Company and its subsidiaries was $19,000, $8,000, and $58,000 in 1998, 1997 and 1996, respectively. The ESOP compensation expense was $806,000, $901,000, and and $1,145,000 in 1998, 1997 and 1996, respectively.

On November 9, 1998 the Board of Directors of Hawks Industries, Inc. authorized the repurchase of up to forty thousand shares of Hawks Industries, Inc. common stock on the open market or in negotiated transactions, depending upon market conditions. Through February 25, 1999 the Company has acquired 16,175 shares or 1.2% of the outstanding common shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.   Related Parties


The Company, through its subsidiary W.E.S.T., rented an office and laboratory in Casper, Wyoming from a company affiliated with two directors (Bruce Hinchey and James Meador) of the Company. There is a remaining balance owed by the Company of $7,274.

During 1997, the former CEO, Joseph J. McQuade made multiple personal transactions at various times on the corporate credit card issued to him. All transactions were accounted for, and full reimbursement to the Company had been made as of January 31, 1998. On other occasions CEO, Joseph J. McQuade advanced funds to the Company for operations. Full reimbursement to Mr. McQuade had been made as of January 31, 1998.

During 1998, Officer and Board of Dsirector, Dwight B. Despain provided legal services to the Company. Total billings to the Company from Mr. Despain in 1998 were $34,400. Total payments to Mr. Despain during 1998 were $8,700.


Note 7. Lease Commitments and Total Rental Expense

At times the Company rents equipment under various operating lease agreements, however at December 31, 1998 there were no outstanding lease agreements.

The total equipment rental expenses included in the Statements of Operations for the years ended December 31, 1998, 1997 and 1996 were $29,000, $43,000 and $28,000, respectively.


Note 8. Sale of Buildings


On May 26, 1998, the Company signed an agreement to sell its building located at 7345 6WN Road and 7383 6WN Road in Natrona County, Wyoming to WERCS, a non-public Wyoming Corporation. As set forth in the agreement, the closing date was June 1, 1998 and the total sales price for both buildings was $417,000.

The Company's cost in the building was $506,000. The Company's basis in the building was $367,000. Therefore, the Company had an approximate $50,000 gain resulting from the transaction.

The $417,000 was received as $317,000 cash and 10,000 shares WERCS 4% preferred convertible stock, with a guaranteed resale value of $100,000.

The majority owner of WERCS, A Wyoming Corporation, is Dr. Gail D. Zimmerman whose spouse, through the Anne D. Zimmerman Revocable Trust, owns 11.4% of the outstanding shares of Hawks industries, Inc. stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.    Financial Information Relating to Industry Segments

                                     1998         1997         1996
     Sales to unaffiliated
     customers:
      Oil and gas industry      $    236,000  $   333,000  $   188,000
      Environmental testing and
        management industry        2,209,000    1,798,000    1,958,000

                                $  2,445,000  $ 2,131,000  $ 2,146,000


     Discontinued operations    $          - $         -   $    44,000


     Operating profit or (loss):
      Oil and gas industry      $     33,000  $   (36,000) $   (43,000 )
      Environmental testing and
        management industry          246,000      (51,000)    (433,000 )
      Unallocated Corporate         (151,000     (159,000)    (247,000 )
        expenses

                                $    128,000  $  (246,000) $  (723,000 )


     Identifiable assets:
      Oil and gas industry      $    750,000  $   854,000  $   879,000
      Environmental testing and
        management industry        1,127,000      893,000    1,080,000
      Corporate assets             1,180,000    1,447,000    1,806,000

                                $  3,057,000  $ 3,194,000  $ 3,765,000


     Capital expenditures:
      Oil and gas industry      $      3,000  $    92,000  $   358,000
      Enmanagementlindustry and      213,000       30,000      207,000
      Other capital                        -                    49,000
      expenditures                                 -

                                $    216,000  $   122,000  $   614,000


     Depreciation, depletion and
     amortization:
      Oil and gas industry      $     79,000  $   111,000  $    67,000
      Environmental testing and
        management industry          106,000      103,000      116,000
      Other depreciation,
        depletion and                 23,000       40,000       56,000
        amortization

                                $    208,000  $   254,000  $   239,000


        Discontinued operations $          -  $         -  $     2,000


     Interest Income:
      Oil and gas industry      $     10,000  $         -  $         -
      Environmental testing and
        management industry                -        2,000            -
      Corporate intrest               13,000       18,000       43,000

                                $     23,000  $    20,000  $    43,000


     Interest Expense:
      Oil and gas industry      $      5,000  $         -  $         -
      Environmental testing and
        management industry           36,000       26,000       25,000

     Corporate Interest         $    270,000  $   472,000  $   465,000



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Discontinued Operations

On December 23, 1994, the Company adopted a formal plan to sell its navigational products segment. A portion of the product line was sold in conjunction with the disposal of the publishing segment on December 23, 1994. The final disposal date was extended to December 31, 1996. The assets of the navigational products segment were sold piece meal and consisted primarily of inventory, and property and equipment.

Due to the additional operating losses incurred during the phase-out period and unanticipated losses on the disposition of certain equipment sales, actual losses of $13,000 occurred in 1996. Accordingly, the accompanying consolidated statements of operations for 1996 includes the additional loss.

Operating results of the navigational products, segment for the period prior to disposal are shown in the accompanying consolidated income statements.

Net sales of the discontinued segments for 1998, 1997 and 1996 were as follow:

                                  1998        1997        1996
Navigational products                  -           -   $ 44,000

These amounts are not included in net sales in the accompanying consolidated
Statements of Operations.

Note 11. Short-term Investments

Short-term investments consisted of certificates of deposits which are  intended
to be  held  until  maturity.   The  following  schedule  summarizes  investment
activity for the years ended December 31, 1998 and 1997.

                                             1998         1997
Beginning balance, at cost                $ 205,000   $   571,000
Purchase of investments                           -
                                                            -
Redemption of investments                   (12,000 )    (383,000 )
Earnings on investments                       9,000        17,000

Ending balance, at cost                   $ 202,000   $   205,000


Approximate market value                  $ 202,000   $   205,000


At December 31, 1998 the investments are scheduled to mature during the year ending December 31, 1999.

Note 12. Major Customers

The following companies are considered major customers which accounted for ten percent or more of total revenue or accounts receivable in 1998, 1997 and 1996.

                  1998                  1997                  1996
                     Accounts              Accounts              Accounts
Company   Revenue   Receivable  Revenue   Receivable  Revenue   Receivable
   A         -          2%         9%         -         22%        22%
   B         -          -          -          -         15%         -
   C        28%        18%        12%        12%         -          -
   D         8%         4%        10%        17%         -          3%
   E        16%        22%         -          -          -          -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Note Receivable

The note receivable on December 31, 1998, consisted of $38,000 due from the sale of printing equipment, building and other assets, part of which is shown in current assets. The note receivable is secured by the above noted assets. The note has an interest rate of 9%.

     Maturities on this note are as follow:

1999                                 $   4,000
2000                                     5,000
2001                                     5,000
2002                                     6,000
2003                                     6,000
Thereafter                              12,000
                                     $   38,000
Note 14.  Significant Events

Effective February 1, 1998, Registrant, Hawks Industries, Inc., and a third party investor, entered into an agreement with the Company's President, Joseph
J. McQuade, whereby Mr. McQuade and his immediate family's stockholdings were purchased by the third party investor at $.10 per share ($2.00 post-split). The Company has entered into a severance agreement with Mr. McQuade which includes a covenant not to compete. Under the terms of the Agreement, the Company will pay $50,000 per year for four (4) years, payable in semi-monthly installments, to McQuade in exchange for the non-compete provision. Mr. McQuade, effective on the same date, resigned as President of the Company and Chairman of the Board of Directors. Mr. Bruce A. Hinchey, presently the Company's Vice President, was elected by the Board of Directors to be the President of the Corporation and James E. Meador, Jr., was selected to be the new Vice-President. No replacement for Mr. McQuade, on the Board of Directors, has been made as of the date of this report.

The third party investor, the Anne D. Zimmerman Revocable Trust dated November 14, 1991 ("the Trust"), by acquiring Mr. McQuade's and his immediate family's shares, has 153,167 shares and therefore has acquired 11.4% of the outstanding shares of the Company. As such, the Trust is deemed to be a controlling person. The Trustee of the Trust, Anne D. Zimmerman, will not sit on the Company's Board of Directors, nor will she be an employee or officer of the Company.

Reverse Stock Split

At the Company's Annual Meeting held on January 8, 1998, the Company submitted to a vote of security holders, through the solicitation of proxies or otherwise, a proposal to effect a 20 for 1 reverse split which was approved. The reverse split changed the number of shares outstanding from 27,028,194 to 1,351,513.

Note 15.   Supplemental Disclosure
Noncash Financing and Investing Activities

As reported in Note 8, in the sale of Corporate assets the Company received 10,000 shares of preferred stock valued at $100,000.

Other Disclosures
The Company paid no income taxes during the years ended December 31, 1998, 1997 and 1996.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     -NONE-


                                    PART III

The information called for by Items 10, 11, 12, and 13 is incorporated by reference from the Company's Definitive Proxy Materials to be filed pursuant to Regulation 14 (a).


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions:

During the prior year, the CEO, Joseph J. McQuade made multiple personal transactions at various times on the corporate credit card issued to him. All transactions were accounted for, and full reimbursement to the Company has been made as of January 31, 1998. On other occasions CEO, Joseph J.McQuade advanced funds to the Company for operations. Full reimbursement to Mr. McQuade has been made as of January 31, 1998.

During 1998, the Company sold its properties on 6WN Road in Natrona County, Wyoming to WERCS, a Wyoming Corporation. The majority owner of WERCS is Dr. Gail D. Zimmerman whose spouse, through the Anne D. Zimmerman Revocable Trust, owns 11.4% of the outstanding stock of Hawks Industries, Inc. (See Note 8 of the consolidated financial statements).

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

      2.    Financial Statement Schedules as required by Item 8 above

The following documents are incorporated by reference:

3.          Exhibits
     21.List of Subsidiaries of Registrant
3.1a Certificate of Incorporation filed with the Delaware Secretary of State on 3.1b Certificate of98Registration and Articles of Continuance filed with the
     Wyoming Secretary of State on April 15, 1998.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K (continued)

(b)   Reports on Form 8-K

On January 7, 1999, the Company filed an 8K as of December 31, 1998, notifying the public that the Company's Board of Directors authorized the purchase of forty thousand share of Hawks Industries, Inc., Common Stock on the open market or in negotiated transactions, depending on market conditions.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HAWKS INDUSTRIES, INC.

                                          /s/__Bruce A. Hinchey
                                          Bruce A. Hinchey, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf and in the capacities
Signatures dates indicated.                                 Date


__/s/  Bruce A. Hinchey                                     February 25, 1999
Bruce A. Hinchey, President,
Principal Executive Officer
and Director


__/s/ James E. Meador, Jr.                                  February 25, 1999
James E. Meador, Jr.
Vice President and Director


__/s/ Bill Ukele                                            February 25, 1999
Bill Ukele
Chief Financial Officer


__/s/ Dwight B. Despain                                     February 25, 1999
Dwight B. Despain
Secretary/Treasurer and Director


__/s/ Gerald E. Moyle                                       February 25, 1999
Gerald E. Moyle
Director

                                  EXHIBIT 21.0
                       LIST OF SUBSIDIARIES OF REGISTRANT

           HAWKS INDUSTRIES, INDECEMBERD31,I1998TATE OF INCORPORATION

Company                                     Parent        State
Burton-Hawks Exploration Co., Ltd.       (Hawks Ind.)    Colorado
Western Environmental Services Inc.      (WEST, Inc.)    Colorado
Western Environmental Services and       (Hawks Ind.)    Wyoming
Testing, Inc.
Central Wyoming Properties, Inc.         (Hawks Ind.)    Wyoming