Form 10-Q
period 1999-03-31
HAWKS INDUSTRIES INC
filed 1999-05-05
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999            Commission File Number: 0-5781


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

YES  X                   NO ___
    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



         Class                               Outstanding at March 31, 1999
------------------------                  ------------------------------------
Capital Stock, $.01 par value                          1,285,338

                                     INDEX
                                     -----


                                                                 PAGE

PART I      FINANCIAL INFORMATION                                 3

            Consolidated Balance Sheets
                March 31, 1999 and December 31, 1998              4

            Consolidated Statements of Operations
                Three months ended March 31, 1999 and 1998        5

            Consolidated Statements of Cash Flows
                Three months ended March 31, 1999 and 1998        6

            Notes to Consolidated Financial Statements            7

            Management's Discussion and Analysis of
                Financial Condition and Results of Operation     12

PART II     OTHER INFORMATION                                    14

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

These statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ending December 31, 1998.

This quarterly  report contains  some  forward-looking statements  about  future operations and expectations of Hawks Industries, Inc. and its subsidiaries. Management believes they are reasonable representations of Hawks Industries, Inc., expected performance at this time. Actual results may vary from Management's stated expectations and projections.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                                   March 31,       December 31,
                                                                      1999             1998
                                                                  (unaudited)
                             ASSETS
CURRENT ASSETS
 Cash                                                                    9,000  $         60,000
 Accounts receivable                                                   727,000           425,000
 Short-term investments                                                205,000           202,000
 Costs on uncompleted contracts in excess of related billings           41,000            15,000
 Other current assets                                                   60,000            64,000

   Total current assets                                              1,042,000           766,000

PROPERTY AND EQUIPMENT, net (successful efforts method)              1,630,000         1,703,000

INVESTMENTS AND OTHER ASSETS
 Note receivable                                                        32,000            35,000
 Land investment                                                       196,000           196,000
 Available for sale investment                                         100,000           100,000
 Other assets                                                          256,000           257,000

                                                                       584,000           588,000

                                                                     3,256,000  $      3,057,000

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                         350,000  $        203,000
 Current maturities of long-term debt                                  123,000           128,000
 Accounts payable                                                      279,000           195,000
 Accrued liabilities                                                    37,000            36,000

   Total current liabilities                                           789,000           562,000

LONG-TERM DEBT                                                         337,000           340,000

CONTINGENT LIABILITY ( See Note 4)                                          -                 -

SHAREHOLDERS' EQUITY
 Capital stock:
   Preferred stock, $.01 par value; authorized 997,000
    shares; no shares issued                                                 -                 -
   Common stock, $.01 par value; authorized 5,000,000 shares;
     Shares issued 1,351,513 in 1999 and 1998                           13,000            13,000
Capital in excess of par value of common stock                       2,880,000         2,880,000
Retained (deficit)                                                    (697,000 )        (731,000
Less Common Stock held in treasury at cost, 66,175 and 6,175
    Shares in 1999 and 1998 , respectively                             (66,000 )          (7,000

                                                                     2,130,000         2,155,000

                                                                     3,256,000  $      3,057,000


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)
                                                            1999         1998
Operating revenue:
 Oil and gas                                            $    34,000  $    97,000
 Environmental                                              712,000      404,000
 Gain on sale of assets                                           -        3,000

                                                            746,000      504,000

Operating expenses:
 Oil and gas                                                 12,000       29,000
 Environmental                                              527,000      397,000
 Depreciation, depletion and amortization                   132,000       54,000
 General and administrative                                  32,000       58,000

                                                            703,000      538,000

Operating Income (Loss) from operations                      43,000      (34,000 )
Other income (expense):
 Other income                                                 2,000       10,000
 Interest income                                              3,000        4,000
 Interest expense                                           (14,000 )    (19,000 )

Income(Loss) from operations before taxes                    34,000      (39,000 )
Provision for taxes:
 Current                                                          -            -

Net Income (Loss)                                            34,000      (39,000 )

Weighted average number of common shares outstanding      1,331,949    1,351,513

Income (Loss) per common share                          $       .03  $      (.03 )


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)
                                                                       1999       1998
Cash flows from operating activities:
 Income (Loss) from operations                                      $  34,000  $ (39,000 )
 Adjustment to reconcile net loss to net cash provided:
  Depreciation, depletion and amortization                            132,000     54,000
  Impairment of non producing oil and gas property                          -      1,000
  Gain on sale of assets                                                    -     (3,000 )
  Changes in operating assets and liabilities:
   Increase in accounts receivable                                   (302,000 )  (20,000 )
   Increase in short-term investments                                  (3,000 )   (3,000 )
   Increase in costs in excess of billings and other current
     assets                                                           (22,000 )   (2,000 )
   Increase in accounts payable and accrued expenses                   85,000     68,000

Net cash flow provided by (used in) operating activities              (76,000 )   56,000

Cash flows from investing activities:
 Purchases of property and equipment                                  (59,000 )  (60,000 )
 Proceeds from sale of properties                                           -     35,000
 Decrease (increase) in other assets                                    1,000    (49,000 )
 Decrease in note receivable                                            3,000      1,000
 Decrease in land investment                                                -      6,000

Net cash flow used in investing activities                            (55,000 )  (67,000 )

Cash flows from financing activities:
 Proceeds from debt obligations incurred                              172,000     29,000
 Reduction of debt obligations                                        (33,000 )  (23,000 )
 Purchase of common stock                                             (59,000 )       -

Net cash provided by financing activities                              80,000      6,000

Decrease in cash and cash equivalents                                 (51,000 )   (5,000 )
Cash and cash equivalents at beginning of year                         60,000     30,000

Cash and cash equivalents at end of quarter                         $   9,000  $  25,000


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at March 31, 1999 and December 31, 1998 consists of the following:

                                                           1999         1998
Nonproducing oil and gas properties, net of valuation
  allowance of $2,000 in 1999 and $2,000 in 1998       $    14,000  $    14,000
Producing oil and gas properties                         1,655,000    1,655,000
Furniture and fixtures                                     372,000      369,000
Transportation equipment                                   200,000      200,000
Buildings and leasehold improvements                       371,000      371,000
Engineering and lab equipment                            1,314,000    1,258,000
Other                                                       59,000       59,000

                                                         3,985,000    3,926,000
Less accumulated depreciation and depletion              2,355,000    2,223,000

                                                       $ 1,630,000  $ 1,703,000


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at March 31, 1999 and December 31, 1998 are as follow:

                                                                         1999       1998
Short-term note payable due bank, interest at 9.75% to 10% due April
  20, 1999 to May 23, 1999 collateralized by accounts receivable      $  95,000  $    -
Revolving lines of credit $200,000, interest at 6.55 to 7% maturing
  June 23, 1999, collateralized by certificate of deposit               190,000    138,000
Revolving line of credit $230,000 interest at Citibank Prime plus /%,
  (8.5% at March 31, 1999) maturing May 13, 1999, collaterialized by
  oil and gas properties                                                 65,000     65,000

                                                                      $ 350,000  $ 203,000


Long-Term debt at March 31, 1999 and December 31, 1998 is as follow:

                                                                         1999       1998
Mortgage notes payable to W.D. Hodges and Jim Ferris Properties, interest at 9% payable $971 per month until September 17, 2013,
  collateralized by building                                          $  94,000  $  95,000
Mortgage note payable to bank, interest set at 4% above U.S. Treasury
  Bill index for one year each June 1st, (9.3% at March 31, 1999), payable $1,213 per month including interest until April 1, 2003,
  collateralized by office building                                      95,000     96,000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)

                                                                         1999       1998
Note payable, State of Wyoming, interest at 4%, due in monthly installments of approximately $1,000 including interest until paid,
  unsecured                                                           $   3,000  $   6,000
Installment loan payable, due at various times from June 1999 to
  May,2001, interest rates from 7.5% to 10%, secured by equipment        55,000     37,000
Note payable Wyoming Industrial  Development Corporation, interest at
  7.33%, payable $3,991 per month including interest until October 5,
  2002, collateralized by equipment.                                    148,000    157,000
Note payable Wyoming Industrial  Development Corporation, interest at
  6.96%, payable  $4,475 per month including  interest until June 15,
  2000, collateralized by equipment.                                     65,000     77,000

                                                                        460,000    468,000
Less current maturities                                                 123,000    128,000

                                                                      $ 337,000  $ 340,000


Aggregate maturities of long-term debt are as follow:

1999           $  93,000
2000              98,000
2001              72,000
2002              48,000
2003              13,000
Thereafter       136,000

               $ 460,000


Actual cash payments for interest during the periods ended March 31, 1999 and 1998 were $14,000 and $19,000 respectively.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Financial Information Relating to Industry Segments

                                                        1999        1998
Sales to unaffiliated customers:
 Oil and gas industry                               $    34,000 $   97,000
 Environmental testing and management industry          712,000    407,000

                                                    $   746,000 $  504,000

Operating profit or (loss):
 Oil and gas industry                               $   (90,000)$   21,000
 Environmental testing and management industry          157,000    (14,000 )
 Unallocated corporate expenses                         (24,000)   (41,000 )

                                                    $    43,000 $  (34,000 )

Identifiable assets:
 Oil and gas industry                               $   667,000 $  827,000
 Environmental testing and management industry        1,448,000    919,000
 Corporate assets                                     1,141,000  1,483,000

                                                    $ 3,256,000 $3,229,000

Capital expenditures:
 Oil and gas industry                               $        -  $    3,000
 Environmental testing and management industry           59,000     57,000

                                                    $    59,000 $   60,000

Depreciation, depletion and amortization:
 Oil and gas industry                               $   100,000 $   22,000
 Environmental testing and management industry           28,000     23,000
 Other depreciation, depletion and amortization           4,000      9,000

                                                    $   132,000 $   54,000

Interest Income:
 Oil and gas industry                               $        -  $        -
 Environmental testing and management industry               -           -
 Corporate interest                                       3,000      4,000

                                                    $     3,000 $    4,000

Interest Expense:
 Oil and gas industry                               $     1,000 $        -
 Environmental testing and management industry            8,000     11,000
 Corporate interest                                       5,000      8,000

                                                    $    14,000 $   19,000



                             HAWKS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Significant Events

Effective February 1, 1998, Registrant, Hawks Industries, Inc., and a third party investor, entered into an agreement with the Company's President, Joseph
J. McQuade, whereby Mr. McQuade and his immediate family's stockholdings were purchased by a third party investor at $.10 per share ($2.00 post-split). The Company has entered into a severance agreement with Mr. McQuade which includes a covenant not to compete. Under the terms of the Agreement, the Company will pay $50,000 per year for four (4) years, payable in semi-monthly installments, to McQuade in exchange for the non-compete provision. Mr. McQuade, effective on the same date, resigned as President of the Company and Chairman of the Board of Directors. Mr. Bruce A. Hinchey, was elected by the Board of Directors to be the President of the Corporation and James E. Meador, Jr., was selected to be the new Vice-President. No replacement for Mr. McQuade has been made as of the date of this report.

The third party investor, the Anne D. Zimmerman Revocable Trust dated November 14, 1991 ("the Trust"), by acquiring Mr. McQuade's and his immediate family's shares, has 153,167 shares and therefore has acquired 11.9% of the outstanding shares of the Company. As such, the Trust is deemed to be a controlling person. The Trustee of the Trust, Anne D. Zimmerman, will not sit on the Company's Board of Directors, nor will she be an employee or officer of the Company.

Reverse Stock Split

At the Company's Annual Meeting held on January 8, 1998, the Company submitted to a vote of security holders, through the solicitation of proxies or otherwise, a proposal to effect a 20 for 1 reverse split which was approved. The reverse split changed the number of shares outstanding from 27,028,194 to 1,351,513.

On November 9, 1998 the Board of Directors of Hawks Industries, Inc. authorized the repurchase of up to forty thousand shares of Hawks Industries, Inc., common stock on the open market or in negotiated transactions, depending upon market conditions. On March 1, 1999 the Board of Directors of Hawks Industries, Inc. authorized the repurchase of an additional thirty thousand shares of Hawks Industries, Inc. stock. Through March 31, 1999 the Company has acquired 66,175 shares or 5.1% of the outstanding common shares.


Note 5. Write Down of impaired oil and gas properties

During the first quarter of 1999, the Company recorded an $80,000 write down of its producing oil and gas properties. This write down was recorded to depreciation, depletion and amortization expense. The Company determined the carrying value of these properties was more than future cash flows from the properties due to performance and prices received for oil and gas at the present time. Earnings per share were nine cents prior to write down and three cents after the write down.

                             HAWKS INDUSTRIES, INC


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Sales of Buildings

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

The majority owner of WERCS, A Wyoming Corporation, is Dr. Gail D. Zimmerman whose spouse, through the Anne D, Zimmerman Revocable Trust, owns 11.9% of the outstanding shares of Hawks Industries, Inc.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

During the first quarter of 1999 net cash from operating activities decreased $76,000 compared to a $56,000 increase in 1998. This decrease in 1999 was largely due to an increase in accounts receivables of $302,000 from year end December 31, 1998. The increase in accounts receivables was the result of an increase in sales in the Company's environmental testing and management segment from $404,000 in the first quarter of 1998 to $712,000 in the first quarter of 1999. Partially offsetting the $302,000 in increased receivables was net income for the first quarter of 1999 of $34,000 and depreciation, depletion and amortization of $132,000. Depreciation, depletion and amortization was $78,000 higher than the previous quarter, largely due to a write off of producing oil and gas properties. (See Note 5 Write down of impaired oil and gas properties).

Capital expenditures for the first quarter of 1999 were approximately the same as the first quarter of 1998 as $59,000 was expended for property and equipment in 1999 compared to $60,000 in 1998.

Proceeds from debt obligations increased from $29,000 in the first quarter of 1998 to $172,000 in 1999, this resulted from the Company using accounts receivables as collateral for short-term loans for current cash demands in its environmental testing and management segment.

The following information is provided for the quarter ended March 31, 1999 and 1998:

                                                 1999         1998
Working Capital                              $   253,000  $  (207,000)
Long-term debt to equity                           1:6.3        1:4.9

Cash provided by (utilized by operations)        (76,000)      56,000
Cash and short-term investments available        214,000      233,000

Results of Operations:

In the first quarter of 1999, the Company reported $34,000 in net income compared to $39,000 loss in the first quarter of 1998.

Environmental testing and management:

Environmental testing and management revenues increased to $712,000 in 1999 from $404,000 in 1998 a 76.2% increase. This increase was largely due to the Company acquiring one large client in the first quarter of 1999, while maintaining the Company's regular clients. Environmental testing and management's operating expenses were also higher by $130,000 for the quarter ended March 31, 1999 over the quarter ended March 31, 1998. This is a 32.7% increase which was the result of additional work. Shown below is a table showing net revenue and operating expenses for the Company's environmental industry:

                                       1999         1998
Sales                              $  712,000   $   404,000
Operating expenses                    527,000       397,000

                                   $  185,000         7,000



Oil and Gas:

Oil and gas revenues declined from $97,000 in the first quarter of 1998 to $34,000 in 1999, this was a 64.9% decrease. This decrease was the result of lower prices for the Company's oil and gas sales and declining production. During the first quarter of 1998 the company collected on an after payout agreement for the past several years. Oil and gas expenditures were also down from $29,000 in 1998 to $12,000 in 1999, a 58.6% decline. This decline was mainly due to fewer wells producing due to lower oil and gas prices.

Below is a table showing revenues and operating expense per quarter for the Company's oil and gas segment.

                                       1999         1998
Sales                              $   34,000   $    97,000
Operating expenses                     12,000        29,000

                                   $  22,000   $    68,000


Additional Information:

The Company had depreciation, depletion and amortization (DD&A) of $132,000 in the first quarter of 1999 compared to $54,000 in the first quarter of 1998. Eighty thousand dollars of this increase was from a write down of impaired oil and gas properties (see Note 5- Write down of impaired oil and gas properties).

General and administrative  costs were  $32,000 for  the first  quarter of  1999
compared to $58,000  in 1998  or a 44.8%  decrease.   This decrease  was due  to
decrease in staff and other cost cutting efforts.

Interest expense was lower by $5,000 from the first quarter of 1998. This decrease was due to the Company selling it properties on 6WN Road, Natrona County, Wyoming in 1998 and no longer having the associated notes payable on these properties in the first quarter of 1999.

Income taxes:

The Company has significant net operating loss carryforwards, investment tax credit carryforwards, and other carryforward items, and accordingly should not be liable for ordinary income taxes.

In addition, should the Company utilize certain loss carryforwards which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, Financial Accounting Statement No. 109 requires that deferred taxes be provided. The Company has taken the position that to provide such disclosure is not only meaningless but somewhat distortive. As of the first quarter 1999 no such income tax provision would have been necessary.

Year 2000 Complaint

The Company computer systems, software and related technologies are affected by the Year 2000 compliance issue. We have been identifying and correcting affected applications to ensure that all of our key computer systems will be Year 2000 compliant by early 199. The Company is also in the process of determining if some of its accounting software should be replaced or updated. We are also working with our vendors and suppliers to ensure their compliance. It appears that the Company will have no trouble meeting this goal. Cost to modify such applications have been, and are estimated, to remain immaterial to our results of operations or financial condition.

                           Part II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

Items filed on 8-K.

On November 9. 1998, The Board of Directors of Hawks Industries, Inc. authorized the repurchase of up to forty thousand shares of Hawks Industries, Inc common stock on the open market or in negotiated transactions, depending upon market conditions.

Exhibits

On March 1, 1999, the Board of Directors of Hawks Industries, Inc. authorized an additional repurchase of 30,000 shares.

Through March 31, 1999, The Company has acquired 66,175 shares or 5.1% of the outstanding common shares.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                      HAWKS INDUSTRIES, INC.
                                      (Registrant)
Date:   April 30, 1999                By:    /s/ Bruce A. Hinchey
                                             --------------------
                                        Bruce A. Hinchey, President and
                                        Chief Executive Officer
Date:   April 30, 1999                By:    /s/ Bill Ukele
                                             --------------
                                        Bill Ukele, Controller and
                                        Chief Financial Officer