Form 10-Q
period 1999-06-30
HAWKS INDUSTRIES INC
filed 1999-08-12
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1999      Commission File Number: 0-5781



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

YES X                NO__
    -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



        Class                                  Outstanding at June 30, 1999

Capital Stock, $.0l par value                       1,295,338

                                     INDEX
                                     -----


                                                                 PAGE

PART I      FINANCIAL INFORMATION                                 3

            Consolidated Balance Sheets
                June 30, 1999 and December 31, 1998               4

            Consolidated Statements of Earnings
                Three months and Six Months ended
                June 30, 1999 and 1998                            5

            Consolidated Statements of Cash Flows
                Six months ended June 30, 1999 and 1998           6

            Notes to Consolidated Financial Statements            7

            Management's Discussion and Analysis of
                Financial Condition and Results of Operation     12


PART II     OTHER INFORMATION                                    15

                         PART 1: FINANCIAL INFORMATION



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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                                 June 30,      December 31,
                                                                   1999            1998

                                                                (unaudited)
                            ASSETS
CURRENT ASSETS
 Cash                                                         $      14,000   $      60,000
 Accounts receivable                                                790,000         425,000
 Short-term investments                                             200,000         202,000
 Costs on uncompleted contracts in excess of related billings       101,000          15,000
 Other current assets                                                66,000          64,000

Total current assets                                              1,171,000         766,000

PROPERTY AND EQUIPMENT, net (successful efforts method)           1,625,000       1,703,000

INVESTMENTS AND OTHER ASSETS
 Note receivable                                                     31,000          35,000
 Land investment                                                    196,000          196,000
 Available for sale investment                                      100,000          100,000
 Other assets                                                       245,000          257,000

                                                                    572,000         588,000

                                                              $   3,368,000   $   3,057,000

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                $     288,000   $     203,000
 Current maturities of long-term debt                               134,000         128,000
 Accounts payable                                                   273,000         195,000
 Accrued liabilities                                                 49,000          36,000

Total current liabilities                                           744,000         562,000

LONG-TERM DEBT                                                      322,000         340,000

CONTINGENT LIABILITY ( See Note 4)                                        -              -

SHAREHOLDERS' EQUITY
Capital stock:
  Preferred stock, $.01 par value; authorized 997,000
   shares; no shares issued                                               -               -
  Common stock, $.01 par value; authorized 5,000,000 shares;
   Shares issued 1,351,513 in 1999 and 1998                          13,000          13,000
 Capital in excess of par value of common stock                   2,879,000       2,880,000
 Retained (deficit)                                                (536,000 )      (731,000 )
 Less Common stock held in treasury at cost, 56,175 and 6,175
   Shares in 1999 and 1998, respectively                            (54,000 )        (7,000 )
                                                                  2,302,000       2,155,000
                                                              $   3,368,000   $   3,057,000

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
            Three Months and Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


                                      Three Months ended          Six Months ended
                                           June 30,                   June 30,
                                       1999         1998         1999         1998
Operating revenue:
Oil and gas                        $    37,000  $    45,000  $    71,000  $   142,000
Environmental                          787,000      716,000    1,499,000    1,120,000
Gain on sale of assets                   1,000            -        1,000        3,000

                                       825,000      761,000    1,571,000    1,265,000
Operating expenses:
Oil and gas                              7,000       14,000       19,000       43,000
Environmental                          548,000      525,000    1,075,000       922,00
Depreciation, depletion and             58,000       52,000      190,000      106,000
amortization                            38,000       58,000       70,000      116,000
General and administrative             651,000      649,000    1,354,000    1,187,000

Operating Income from operations       174,000      112,000      217,000       78,000

Other income (expense):
Other income                             1,000        3,000        3,000       13,000
Interest income                          3,000        3,000        6,000        7,000
Interest expense                       (17,000)     (20,000)     (31,000)     (39,000)
Sale of Buildings                            -       48,000            -       48,000

Income before taxes                    161,000      146,000      195,000      107,000

Provision for taxes:
Current                                      -            -            -            -

Net Income                         $   161,000  $   146,000  $   195,000  $   107,000

Weighted average number of
common shares outstanding            1,310,945    1,351,513    1,290,283    1,351,513

Income per common share            $       .12  $       .11  $       .15  $       .08

See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)
                                                                  1999         1998
Cash flows from operating activities:
Income from operations                                        $   195,000  $   107,000
 Adjustment to reconcile net earnings to net cash provided:
  Depreciation, depletion and amortization                        190,000      106,000
  Impairment of non producing oil and gas property                     -         3,000
  Gain on sale of assets                                           (1,000)     (51,000 )
  Changes in operating assets and liabilities:
   Increase in accounts receivable                               (365,000)    (323,000 )
   Decrease in short-term investments                               2,000        5,000
   Increase in costs in excess of billings and other current
    assets                                                        (88,000)     (17,000 )
   Increase (Decrease)in accounts payable and accrued
    expenses                                                       91,000      (26,000 )

Net cash flow provided by (used in) operating activities           24,000     (196,000 )


Cash flows from investing activities:
 Purchases of property and equipment                             (113,000)    (161,000 )
 Proceeds from sale of properties                                   1,000      455,000
 Decrease (increase) in other assets                               12,000      (50,000 )
 Decrease in note receivable                                        4,000        2,000
 Decrease in land investment                                           -         6,000
 Increase in available for sale investments                            -      (100,000 )

Net cash flow provided by (used in) investing activities          (96,000)     152,000


Cash flows from financing activities:
 Proceeds from debt obligations incurred                          142,000      308,000
 Reduction of debt obligations                                    (69,000)    (254,000 )
 Purchase of common stock                                         (47,000)           -

Net cash provided by financing activities                          26,000       54,000

Increase (Decrease) in cash and cash equivalents                  (46,000)      10,000

Cash and cash equivalents at beginning of year                     60,000       30,000

Cash and cash equivalents at end of six months                $    14,000  $    40,000


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at June 30, 1999 and December 31, 1998 consists of the following:

                                                                          1999         1998
Nonproducing oil and gas properties, net of valuation allowance of
  $2,000 in 1999 and $2,000 in 1998                                   $    14,000  $    14,000
Producing oil and gas properties                                        1,655,000    1,655,000
Furniture and fixtures                                                    374,000      369,000
Transportation equipment                                                  196,000      200,000
Buildings and leasehold improvements                                      371,000      371,000
Engineering and lab equipment                                           1,351,000    1,258,000
Other                                                                      59,000       59,000

                                                                      4,020,000    3,926,000
Less accumulated depreciation and depletion                             2,395,000    2,223,000

                                                                      $ 1,625,000  $ 1,703,000



Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at June 30, 1999 and December 31, 1998 are as follow:

                                                                          1999         1998
Short-term note payable due bank, interest at 9.75% due July 2, 1999
  collateralized by accounts receivable                               $    23,000  $     -
Revolving line of credit $200,000, interest at 6.25 % maturing August
  23, 1999, collateralized by certificate of deposit                      200,000      138,000
Revolving line of credit $230,000 interest at Citibank Prime plus /%,
  (8.5% at June 30, 1999) maturing July 13, 1999, collaterialized by
  oil and gas properties                                                   65,000       65,000

                                                                      $   288,000  $   203,000


Long-Term debt at June 30, 1999 and December 31, 1998 is as follow:

                                                                          1999         1998


Mortgage notes payable to W.D. Hodges and Jim Ferris Properties, interest at 9% payable $971 per month until September 17, 2013,
  collateralized by building                                          $    93,000  $    95,000
Mortgage note payable to bank, interest set at 4% above U.S. Treasury
  Bill index for one year each June 1st, (8.66% at June 30, 1999), payable $1,181 per month including interest until April 1, 2003,
  collateralized by office building                                        93,000       96,000


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)

                                                                          1999         1998
Note payable, State of Wyoming, interest at 4%, due in monthly installments of approximately $1,000 including interest until paid,
  unsecured                                                           $    -        $    6,000
Installment loans payable, due at various times from May 2001 to
  April 2002, interest rates from 9.25% to 10%, secured by
  equipment                                                                79,000       37,000
Note payable Wyoming Industrial  Development Corporation, interest at
  7.33%, payable $3,991 per month including interest until October 5,
  2002, collateralized by equipment.                                      139,000      157,000
Note payable Wyoming Industrial  Development Corporation, interest at
  6.96%, payable  $4,475 per month including  interest until June 15,
  2000, collateralized by equipment.                                       52,000       77,000

                                                                          456,000      468,000
Less current maturities                                                   134,000      128,000

                                                                      $   322,000  $   340,000


Aggregate maturities of long-term debt are as follow:

1999           $    66,000
2000               113,000
2001                81,000
2002                48,000
2003                13,000
Thereafter         135,000

               $   456,000


Actual cash payments for interest during the periods ended June 30, 1999 and 1998 were $31,000 and $37,000 respectively.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Financial Information Relating to Industry Segments

                                                             1999         1998
Sales to unaffiliated customers:
Oil and gas industry                                     $    71,000  $   142,000
Environmental testing and management industry              1,500,000    1,123,000

                                                         $ 1,571,000  $ 1,265,000

Operating profit or (loss):
Oil and gas industry                                     $   (91,000) $    18,000
Environmental testing and management industry               366,0000      148,000
Unallocated corporate expenses                               (58,000)     (88,000 )

                                                         $   217,000  $    78,000

Identifiable assets:
Oil and gas industry                                     $   640,000  $   808,000
Environmental testing and management industry              1,602,000    1,285,000
Corporate assets                                           1,126,000    1,236,000


                                                         $ 3,368,000  $ 3,329,000

Capital expenditures:
Oil and gas industry                                     $     1,000  $     3,000
Environmental testing and management industry                112,000      158,000

                                                         $   113,000  $   161,000

Depreciation, depletion and amortization:
Oil and gas industry                                     $   124,000  $    40,000
Environmental testing and management industry                 58,000       52,000
Other depreciation, depletion and amortization                 8,000       14,000

                                                         $   190,000  $   106,000

Interest Income:
Oil and gas industry                                     $         -  $         -
Environmental testing and management industry                     -             -
Corporate interest                                             6,000        7,000

                                                         $     6,000  $     7,000

Interest Expense:
Oil and gas industry                                     $     3,000  $     3,000
Environmental testing and management industry                 19,000       18,000
Corporate interest                                             9,000       18,000

                                                         $    31,000  $    39,000



                              HAWKS INDUSTRIES, INC

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

The third party investor, the Anne D. Zimmerman Revocable Trust dated November 14, 1991 ("the Trust"), by acquiring Mr. McQuade's and his immediate family's shares, has 153,167 shares and therefore has acquired 11.8% of the outstanding shares of the Company. As such, the Trust is deemed to be a controlling person. The Trustee of the Trust, Anne D. Zimmerman, will not sit on the Company's Board of Directors, nor will she be an employee or officer of the Company.

Reverse Stock Split

At the Company's Annual Meeting held on January 8, 1998, the Company submitted to a vote of security holders, through the solicitation of proxies or otherwise, a proposal to effect a 20 for 1 reverse split which was approved. The reverse split changed the number of shares outstanding from 27,028,194 to 1,351,513.

On November 9, 1998 the Board of Directors of Hawks Industries, Inc. authorized the repurchase of up to forty thousand shares of Hawks Industries, Inc., common stock on the open market or in negotiated transactions, depending upon market conditions. On March 1, 1999 the Board of Directors of Hawks Industries, Inc. authorized the repurchase of an additional thirty thousand shares of Hawks Industries, Inc. stock. Through June 30, 1999 the Company holds as Treasury Stock 56,175 shares or 4.3% of the outstanding common shares.


Note 5. Write Down of impaired oil and gas properties

During the first quarter of 1999, the Company recorded an $80,000 write down of its producing oil and gas properties. This write down was recorded to depreciation, depletion and amortization expense. The Company determined the carrying value of these properties was more than future cash flows from the properties due to performance and prices received for oil and gas at the present time. Earnings per share were twenty-one cents for the six months ended June 30, 1999 prior to write down and fifteen cents after the write down.

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

The majority owner of WERCS, a Wyoming Corporation, is Dr. Gail D. Zimmerman whose spouse, through the Anne D. Zimmerman Revocable Trust, owns 11.8% of the outstanding shares of Hawks Industries, Inc.

Note 7. Change In Control of Company

On June 10, 1999, Hawks Industries, Inc. entered into an agreement with Universal Equities LTD., David H. Piepers, The Cornerhouse Limited Partnership and Winsome Limited Partnership (Collectively referred to as "Buyers") to secure a controlling interest in Hawk's Common Stock through a private placement. The value placed on Hawks' shares in the offer was $1.60 per share for at least 6,250,000 shares of common stock yielding the Company a consideration of $10,000,000. The offer also included the right to buy additional 14,375,000 shares at the same price. The maximum consideration to be received by Hawks is $33,000,000 if all the additional shares are purchased.

The Terms of the offer require a payment of at least $5,000,000 in cash, with the remainder of the consideration being paid in cash and/or transfer of buyers rights to a debt obligation from North Star Exploration, Inc. ("North Star"), and/or North Star common stock, and/or Zeus Exploration, Inc. ("Zeus) common stock. North Star is a private Nevada Corporation with options on mineral rights covering approximately 7,000,000 acres in Alaska.

The Agreement also requires the redemption of shares in Hawks owned by Bruce A. Hinchey, James E. Meador, Jr. and the Anne D. Zimmerman Revocable Trust in exchange for certain assets of the Company.

The private placement and redemption of shares described above will be subject to Hawks Shareholders approval at its Annual Meeting in September or October.

As a result of this transaction, the controlling interest in Hawks will be owned by the Buyer Group which will focus on its mineral claims in Alaska.

                    HAWKS INDUSTRIES, INC.  AND SUBSIDIARIES



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
--------------------------------

During the first six months of 1999 net cash from operating activities increased by $24,000 compared to a decrease of $196,000 in the corresponding period in 1998. This increase was the result of a 33% increase in sales from the Company's environmental testing and management segment over the comparable period in 1998. The increase in sales created $217,000 in net income from operations for the Company as a whole, even if the increase in accounts receivable reduced cash flows from operating activities by $365,000 for the period. Depreciation, depletion and amortization for the six months ended June 30, 1999 was $84,000 higher than the six months ended June 30, 1998, largely due to a one time write off of oil and gas properties through depreciation, depletion and amortization. (See note 5 Write down of impared oil and gas properties).

Capital expenditures for the six months ended June 30, 1999 were $142,000 compared to $161,000 in the first six months of 1998. The $113,000 equipment purchased in the first six months of 1999 was mainly for equipment needed on several large jobs in the Company's environmental testing and management segment completed in that period.

Proceeds from debt obligations increased by $113,000 in the first six months of 1999 compared to $308,000 in the same period in 1998. The Company is still using accounts receivable as collateral for short-term loans for current cash demands in its environmental testing and management segment.

The following information is provided for the six months ended June 30, 1999 and 1998:

                                                        1999          1998
Working Capital                                     $  427,000    $  152,000
Long-term debt to equity                                 1:7.1         1:5.4
Cash provided by (utilized by operations)           $   24,000    $ (196,000  )
Cash and short-term investments available           $  214,000    $  240,000

Results of operations:
---------------------

In the six months ended June 30, 1999 the Company reported $195,000 net income compared to $107,000 net income in the six months ended June 30, 1998 or an 82% increase. The Company also had $161,000 net income for the quarter ended June 30, 1999 compared to $146,000 in the corresponding quarter in 1998. The Company has shown net income for five continuos quarters.

Environmental testing and management:

Environmental testing and management revenues increased to $1,499,000 in 1999 from $1,120,000 in 1998, a 33% increase for the six months ended June 30, 1999 over the same period in 1998. Revenues for the quarter ended June 30, 1999 were $787,000 compared to $716,000 in 1998. The increase in 1999 was largely due to the Company acquiring one large contract in the first six months while maintaining the Company's regular clients. Environmental testing and management's operating expenses were also higher by $153,000, a 17% increase over the six months ended June 30, 1998. Operating expenses were $548,000 in the quarter ended June 30, 1999, compared to $525,000 in the same period in 1998, a 4% increase. The increases in operating expenses were the result of additional work as noted above. Shown below is a table showing net revenue and operating expenses for the Company's environmental industry:

                           Six Months Ended             Quarter Ended
                               June 30,                    June 30,
                       1999            1998         1999         1998
Sales                    1,499,000    1,120,000      787,000       716,000
Operating Expenses       1,075,000      922,000      548,000       525,000

                           424,000      198,000      239,000       191,000



Oil and gas:

Oil and Gas revenues declined from $142,000 in the six months ended June 30, 1998 to $71,000 for the six months ended June 30, 1999. Oil and gas revenues declined by $8,000 in the quarter ended June 30, 1999 from the corresponding quarter in 1998, an 18% decrease. This decrease was the result of lower prices for the Company's oil and gas sales and declining production. During the first six months of 1998 the Company collected on an after payout agreement, that covered several years. Oil and gas expenditures were $19,000 in the six months ended June 30, 1999 compared to $43,000 in the six months ended June 30, 1998. Oil and gas expenditures were also lower for the quarter ended June 30, 1999 by $7,000 from the corresponding quarter in 1998. This decline was mainly due to fewer wells producing due to lower oil and gas prices.

Below is a table showing revenues and operating expense for the Company's oil and gas segment:

                          Six Months Ended            Quarter Ended
                              June 30,                   June 30,
                         1999         1998          1999         1998
Sales                    71,000       142,000       37,000       45,000
Operating Expenses       19,000        43,000        7,000       14,000

                         52,000        99,000       30,000       31,000



Additional information:

The Company had depreciation, depletion and amortization (DD&A) of $190,000 in the first six months of 1999 compared to $106,000 in the first six months of
1998. Eighty thousand dollars of this increase was from a write down of impaired oil and gas properties (see Note 5-Write down of impaired oil and gas properties). DD&A for the quarter ended June 30, 1999 was $6,000 higher than the corresponding quarter in 1998 as DD&A was recorded on new purchases acquired during the quarter.

General and administrative costs were $70,000 for the six months ended June 30, 1999 compared to $116,000 for the six months ended June 30, 1998. This decrease was due to decreases in staff and other cost cutting efforts. General and administrative costs were also down from $58,000 in 1998 to $38,000 in 1999; this was also due to decreases in staff and other cost cutting efforts.

Interest expense was $31,000 for the six months ended June 30, 1999, compared to $39,000 for the six months ended June 30, 1998. This decrease was due to the Company selling its properties on 6WN Road in Natrona County, Wyoming in 1998 and no longer having the associated notes payable on these properties in the first six months of 1999. Interest expense for the quarter ended June 30, 1999 and 1998 were relatively constant.

Income taxes:

The Company has significant net operating loss carryforwards, investment tax credit carryforwards and other carryforward items, and accordingly should not be liable for ordinary income taxes.

In addition, should the Company utilize certain loss carryforwards, which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, Financial Accounting Statement No. 109 requires that deferred taxes be provided. The Company has taken the position that to provide such disclosure is not only meaningless but also somewhat distortive. As of the second quarter 1999 no such income tax provision would have been necessary.



Year 2000 Compliant
-------------------

The Company computer systems, software and related technologies are affected by the Year 2000 compliance issue. We have been identifying and correcting applications to ensure that all of our key computer systems will be Year 2000 compliant by December 1999. The Company is also in the process of determining if some of its accounting software should be replaced. We are also working with our vendors and suppliers to ensure their compliance. It appears that the Company will have no trouble meeting this goal. Cost to modify such applications have and are estimated, to remain immaterial to our results of operations or financial condition.

                           Part 11 OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

Items filed on 8-K.

On June 10, 1999, Hawks Industries, Inc. entered into an agreement with Universal Equities LTD., David H. Pipers, The Cornerhouse Limited Partnership and Winsome Limited Partnership (Collectively referred to as "Buyers") to secure a controlling interest in Hawks Common Stock through a private placement. The value placed on Hawks' shares in the offer was $1.60 per share for at least 6,250,000 shares of common stock yielding the Company a consideration of $10,000,000. The offer also included the right to buy an additional 14,375,000 shares at the same price. The maximum consideration to be received by Hawks is $33,000,000 if all the additional shares are purchased.

The Terms of the offer require a payment of at least $5,000,000 in cash, with the remainder of the consideration being paid in cash and/or transfer of buyers rights to a debt obligation from North Star Exploration, Inc. (North Star), and/or North Star common stock, and/or Zeus Exploration, Inc. ("Zeus) common stock. North Star is a private Nevada Corporation with options on mineral rights covering approximately 7,000,000 acres in Alaska.

The Agreement also requires the redemption of shares in Hawks owned by Bruce A. Hinchey, James E. Meador, Jr. and the Anne D. Zimmerman Revocable Trust in exchange for certain assets of the Company.

The private placement and redemption of shares described above will be subject to Hawks Shareholders approval at its Annual Meeting in September or October.

As a result of this transaction, the controlling interest in Hawks will be owned by the Buyer Group which will focus on its mineral claims in Alaska.


Exhibits

On March 1, 1999 the Board of Directors of Hawks Industries, Inc. authorized an additional repurchase of 30,000 shares.

Through June 30, 1999, The Company has 56,175 shares or 4.3% of the outstanding common shares held as Treasury Stock

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




HAWKS INDUSTRIES, INC. (Registrant)



Date: August 9, 1999                  BY:      \s\ Bruce A.Hinchey
Bruce A. Hinchey, President and
Chief Executive Officer

Date: August 9, 1999                   BY:        \s\ Bill Ukele
Bill Ukele, Controller and
Chief Financial Officer