Form 10-Q
period 1999-09-30
HAWKS INDUSTRIES INC
filed 1999-11-02
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITITES EXCHANGE ACT OF 1934



For the Quarter Ended September 30,1999 Commission File Number: 0-5781


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X          NO_
    -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


     Class                              Outstanding at September 30, 1999
Capital Stock, $.01 par value                           1,326,705

                                     INDEX
                                     -----


                                                                    PAGE

PART I              FINANCIAL INFORMATION                             3


                    Consolidated Balance Sheets
                         September 30, 1999 and December 31, 1998     4


                    Consolidated Statements of Operations
                         Three months and nine months ended
                         September 30, 1999 and 1998                  5


                    Consolidated Statements of Cash Flows
                         Nine months ended September 30, 1999
                          and 1998                                    6


                    Notes to Consolidated Financial Statements        7


                    Management's Discussion and Analysis of
                         Financial Condition and Results
                         of Operation                                12


PART II             OTHER INFORMATION                                15

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

These statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10K for the year ending December 31, 1998.

This quarterly  report contains  some  forward-looking statements  about  future operations and expectations of Hawks Industries, Inc. and its Subsidiaries. Management believes they are reasonable representations of Hawks Industries, Inc. expected performance at this time. Actual results may vary from Management's stated expectations and projections.

                    HAWKS INDUSTRIES. INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 September       December
                                                                    30,             31,
                                                                    1999           1998
                                                                    ----           ----
                                                                (Unaudited)
       ASSETS
       ------
CURRENT ASSETS
 Accounts Receivable                                          $     582,000   $    425,000
 Short-term investments                                             200,000        202,000
 Cost on uncompleted contracts in excess of related billings         50,000         15,000
 Other current assets                                                70,000         64,000

   Total current assets                                             958,000        766,000

PROPERTY AND EQUIPMENT, net (successful efforts method)           1,620,000      1,703,000

INVESTMENTS AND OTHER ASSETS
 Note receivable                                                     30,000         35,000
 Land investment                                                    196,000        196,000
 Available for sale investment                                      100,000        100,000
 Other assets                                                       237,000        257,000

                                                                    563,000        588,000

                                                              $   3,141,000   $  3,057,000


            LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
 Notes payable                                                $     225,000   $    203,000
 Current maturities of long-term debt                                89,000        128,000
 Accounts payable                                                   183,000        195,000
 Accrued liabilities                                                 66,000         36,000

   Total current liabilities                                        563,000        562,000

LONG-TERM DEBT                                                      310,000        340,000

CONTINGENT LIABILITY (See Note 4)                                      -               -
SHAREHOLDERS' EQUITY
 Capital stock:
 Preferred stock, $.01 par value, authorized 997,000
  shares: no shares issued                                             -               -
 Common stock, $.01 par value, authorized 5,000,000 shares
  issued 1,351,513 in 1999 and1998                                   13,000         13,000
 Capital in excess of par value of common stock                   2,879,000      2,880,000
 Retained (deficit)                                                (600,000 )     (731,000 )
 Less Common Stock held in treasury at cost, 24,808 and 6,175
  Shares in 1999 and 1998 respectively                              (24,000 )       (7,000 )

                                                                  2,268,000      2,155,000

                                                              $   3,141,000   $  3,057,000


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)
                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                       1999          1998          1999          1998
                                                       ----          ----          ----          ----
Operating Revenue:
 Oil and gas                                       $    45,000   $    34,000   $   116,000   $   176,000
 Environmental                                         555,000       560,000     2,054,000     1,680,000
 Gain on sale of assets                                  8,000           -           9,000         3,000

                                                       608,000       594,000     2,179,000     1,859,000

Operating expenses:
 Oil and gas                                            11,000        (8,000)       30,000        35,000
 Environmental                                         572,000       462,000     1,647,000     1,384,000
 Deprecation, depletion and amortization                53,000        50,000       243,000       156,000
 General and administrative                             28,000        36,000        98,000       152,000

                                                       664,000       540,000     2,018,000     1,727,000

Operating Income (Loss) from operations                (56,000)       54,000       161,000       132,000
Other income (expense):
 Other income                                            3,000         3,000         6,000        16,000
 Interest Income                                         4,000         3,000        10,000        10,000
 Interest expense                                      (15,000)      (17,000)      (46,000)      (56,000 )
 Sales of Buildings                                         -             -             -         48,000

Income (loss) Before Taxes                             (64,000)       43,000       131,000       150,000

Provision for taxes:
 Current                                                    -             -             -             -

Net Income (loss)                                  $   (64,000)  $    43,000   $   131,000   $   150,000

Weighted average number of
 Common shares outstanding                           1,309,999     1,351,513     1,310,512     1,351,513

Income (loss) per common share                     $      (.05)  $       .03   $       .10   $       .11



See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)
                                                                1999          1998
                                                                ----          ----
Cash flows from operating activities:
 Income from operations                                     $   131,000   $   150,000
 Adjustment to reconcile net income to net cash provided:
  Depreciation, depletion and amortization                      243,000       156,000
  Impairment of non producing oil and gas property                 -            4,000
  Gain on sale of assets                                         (9,000 )     (51,000 )
  Change in operating assets and liabilities:
   Increase in accounts receivable                             (157,000 )    (227,000 )
   Decrease in short-term investments                             2,000         3,000
   Increase in cost in excess of billings and other current
    assets                                                      (41,000 )     (35,000 )
   Increase (Decrease) in accounts payable and accrued
    expenses                                                     18,000       (22,000 )

Net cash flow provided by (used in) operating activities        187,000       (22,000 )


Cash flows from investing activities:
 Purchases of property and equipment                           (162,000 )    (196,000 )
 Proceeds from sale of properties                                11,000       457,000
 Decrease (increase) in other assets                             20,000       (47,000 )
 Decrease in notes receivable                                     5,000         4,000
 Decrease in land investment                                      -             6,000
 Increase in available for sale investments                       -          (100,000 )

Net cash flow provided by (used in) investing activities       (126,000 )     124,000

Cash flows from financing activities:
 Proceeds from debt obligations incurred                         94,000       183,000
 Reduction of debt obligations                                 (141,000 )    (283,000 )
 Purchase of common stock                                       (18,000 )        -

Net cash used in financing activities:                          (65,000 )    (100,000 )

Increase (Decrease) in cash and cash equivalents                 (4,000 )       2,000
Cash and cash equivalents at beginning of year                   60,000        30,000

Cash and cash equivalents at end of nine months             $    56,000   $    32,000



See Notes of Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Property and Equipment

Property and equipment at September 30, 1999 and December 31, 1998 consists of the following:

                                                                          1999         1998
                                                                          ----         ----
Nonproducing oil and gas properties, net of valuation allowance of
 $2,000 in 1999 and $2,000 in 1998                                    $    14,000  $    14,000
Producing oil and gas properties                                        1,656,000    1,655,000
Furniture and fixtures                                                    377,000      369,000
Transportation equipment                                                  207,000      200,000
Building and leasehold improvements                                       375,000      371,000
Engineering and lab equipment                                           1,359,000    1,258,000
Other                                                                      59,000       59,000

                                                                        4,047,000    3,926,000
Less accumulated depreciation and depletion                             2,427,000    2,223,000

                                                                      $ 1,620,000  $ 1,703,000


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at September 30, 1999 and December 31, 1998 are as follow:

                                                                          1999          1998
                                                                          ----          ----
Revolving line of credit $200,000, interest at 6.25% maturing
  October 22,1999 collateralized by certificate of deposit            $  160,000   $   138,000
Revolving line of credit $155,000 interest at Citibank Prime plus
  3/4%, (8.5% at September 30, 1999) maturing March 16, 2000,
  collateralized by oil and gas properties                                65,000        65,000

                                                                      $  225,000   $   203,000


Long-term debt at September 30, 1999 and December 31, 1998 is as follows:

                                                                          1999          1998
                                                                          ----          ----
Mortgage notes payable to W.D. Hodges and Jim Ferris Properties, interest at 9% payable $971 per month until September 17, 2013,
  collateralized by building                                          $   92,000   $    95,000
Mortgage note payable to bank, interest set at 4% above U.S.
  Treasury bill index for one year each June 1st, (8.66% at
  September 30, 1999), payable $1,181 per month including interest
  until April 1, 2003, collateralized by office building                  92,000        96,000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)

                                                                          1999          1998
                                                                          ----          ----
Note payable, State of Wyoming, interest at 4%, due in monthly installments of approximately $1,000 including interest until
  paid, unsecured                                                     $      -     $     6,000
Installment loans payable, due at various times May 2001 to August
  2002, interest rates from 9.0% to 10% secured by equipment              86,000        37,000
Note payable Wyoming Industrial Development Corporation, interest at
  7.33%, payable $3,991 per month including interest until October
  5, 2002, collateralized by equipment                                   129,000       157,000
Note payable Wyoming Industrial Development Corporation, interest at
  6.96%, payable $4,475 per month including interest.                        -          77,000

                                                                         399,000       468,000
Less current maturities                                                   89,000       128,000

                                                                      $  310,000   $   340,000

Aggregate maturities of long-term debt as follow:

1999                $    22,000
2000                     91,000
2001                     86,000
2002                     52,000
2003                     13,000
Thereafter              135,000

                    $   399,000


Actual cash payment for interest during the periods ended September 30, 1999 and 1998 were $47,000 and $56,000 respectively.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Financial Information Relating to Industry Segments

                                                       1999          1998
                                                       ----          ----
Sales to unaffiliated customers:
 Oil and gas industry                             $    116,000  $    176,000
 Environmental testing and management industry       2,063,000     1,683,000

                                                  $  2,179,000  $  1,859,000


Operating profit (loss):
 Oil and gas industry                             $    (83,000) $     29,000
 Environmental testing and management industry         327,000       219,000
 Unallocated corporate expenses                        (83,000)     (116,000)

                                                  $    161,000  $    132,000


Identifiable assets:
 Oil and gas industry                             $    625,000  $    788,000
 Environmental testing and management industry       1,367,000     1,247,000
 Corporate assets                                    1,149,000     1,187,000

                                                  $  3,141,000  $  3,222,000


Capital expenditures:
 Oil and gas industry                             $      1,000  $      3,000
 Environmental testing and management industry         161,000       193,000

                                                  $    162,000  $    196,000


Depreciation, depletion and amortization:
 Oil and gas industry                             $    142,000  $     70,000
 Environmental testing and management industry          89,000        79,000
 Other depreciation, depletion and amortization         12,000        11,000

                                                  $    243,000  $    160,000


Interest Income:
 Oil and gas industry                             $       -     $      -
 Environmental testing and management industry            -            -
 Corporate interest                                     10,000        10,000

                                                  $     10,000  $     10,000

Interest Expense:
 Oil and gas industry                             $      4,000  $      4,000
 Environmental testing and management industry          29,000        25,000
 Corporate interest                                     13,000        27,000

                                                  $     46,000  $     56,000


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Significant Events

Effective February 1, 1998, Registrant, Hawks Industries, Inc. and a third party investor, entered into an agreement with the Company's President, Joseph J. McQuade, whereby Mr. McQuade and his immediate family's stockholdings were purchased by a third party investor at $.10 per share ($2.00 post split). The Company has entered into a severance agreement with Mr. McQuade which includes a covenant not to compete. Under the terms of the Agreement, the Company will pay $50,000 per year for four (4) years, payable in semi-monthly installments to McQuade in exchange for the non-compete provision. Mr. McQuade, effective on the same date, resigned as President of the Company and Chairman of the Board of Directors. Mr. Bruce A. Hinchey was elected by the Board of Directors to be President of the Corporation and James E. Meador, Jr., was selected to be the new Vice-President. No replacement for Mr. McQuade has been made as of the date of this report.

The Third party investor, the Anne D. Zimmerman Revocable Trust dated November 14, 1991 (the Trust"), by acquiring Mr. McQuade's and his immediate family's shares, has 153,167 shares and therefore has acquired 11.5% of the outstanding shares of the Company. As such, the Trust is deemed to be a controlling person. The Trustee of the Trust, Anne D. Zimmerman, will not sit on the Company's Board of Directors, nor will she be an employee or officer of the Company.

Reverse Stock Split

At the Company's Annual Meeting held on January 8, 1998, the Company submitted to a vote of security holders, through the solicitation of proxies or otherwise, a proposal to effect a 20 for 1 reverse split which was approved. The reverse split changed the number of shares issued from 27,028,194 to 1,351,513.

On November 9, 1998, the Board of Directors of Hawks Industries, Inc. authorized the repurchase of up to forty thousand shares of Hawks Industries, Inc., common stock on the open market or in negotiated transactions, depending upon the market conditions. On March 1, 1999, the Board of Directors of Hawks Industries, Inc. authorized the repurchase of an additional thirty thousand shares of Hawks Industries, Inc. Stock. At September 30, 1999, the Company holds as Treasury Stock 24,808 shares or 1.9% of the outstanding common shares.

Note 5.  Write down of impaired oil and gas properties

During the first quarter of 1999, the Company recorded an $80,000 write down of its producing oil and gas properties. This write down was recorded to depreciation, depletion and amortization expense. The Company determined the carrying value of these properties was more than future cash flows from the properties due to performance and prices received for oil and gas at the present time. Earnings per share were sixteen cents for the nine months ended September 30, 1999 prior to write down and ten cents after the write down.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Sale of Buildings

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

The majority owner of WERCS, a Wyoming Corporation, is Dr. Gail D. Zimmerman whose spouse, through the Anne D. Zimmerman Revocable Trust, owns 11.5% of the outstanding shares of Hawks Industries, Inc.

Note 7. Change in Control of Company

On June 10, 1999 Hawks Industries, Inc entered into an agreement with Universal Equities LTD., David H. Piepers, The Cornerhouse Limited Partnership and Winsome Limited Partnership (Collectively referred to as "Buyers") to secure a controlling interest in Hawk's Common Stock through a private placement. The value placed on Hawk's shares in the offer was $1.60 per share for at least 6,250,000 shares of common stock yielding the Company a consideration of $10,000,000. The offer also included the right to buy an additional 14,375,000 shares at the same price. The maximum consideration to be received by Hawks is $33,000,000 if all the additional shares are purchased.

The Terms of the offer require a payment of at least $5,000,000 in cash, with the remainder of the considerations being paid in cash and/or transfer of buyers rights to a debt obligation fromn North Star Exploration, Inc ("North Star"), and/or North Star common stock, and/or Zeus Exploration, Inc. ("Zeus") common stock. North Star is a private Nevada Corporation with options on mineral rights covering approximately 7,000,000 acres in Alaska.

The Agreement also requires the redemption of shares in Hawks owned by Bruce A. Hinchey, James E. Meador, Jr. and the Anne D. Zimmerman Revocable Trust in exchange for certain assets of the Company.

The Private placement and redemption of shares described above will be subject to Hawks Shareholders approval at its Annual Meeting December 1999 or January 2000.

As a result of this transaction, the controlling interest in Hawks would be owned by the Buyer Group which will focus on its mineral claims in Alaska.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:
--------------------------------

During the first nine months of 1999, net cash from operating activities was $187,000, compared to a negative $22,000 in the comparable period in 1998. This increase was the result of a 22% increase in sales from the Company's environmental testing and management over the same period in 1998. The increase in sales created $131,000 in net income compared to $150,000 in 1998. Included in 1998 was a $48,000 gain from sale of buildings. Increases in accounts receivable for both years reduced cash flows from operating activities by $157,000 in 1999 and $227,000 in 1998. Depreciation, depletion and amortization for the nine months ended September 30, 199 was $87,000 higher than the nine month ended September 30, 1998, largely due to a one time write off of oil and gas properties through depreciation, depletion and amortization. (See note 5-Write down of impaired oil and properties).

Capital expenditures for the nine months ended September 30, 1999 were $162,000 compared to $196,000 in the first nine months of 1998. Equipment purchased in the first nine months of 1999 was mainly for equipment needed on several large jobs in the Company's environmental testing and management segment completed in the first six months of the year.

Proceeds from debt obligations were $94,000 for 1999, while debt obligations were reduced by $141,000 for the nine months ended September 30, 1999. The company is still using accounts receivable as collateral for short-term loans for current cash demands, as needed in its environmental testing and management segment. As of September 30, 1999, no loans were outstanding.

                                               1999        1998
                                               ----        ----
Working Capital                              $ 395,000   $ 192,000
Long-term debt to equity                       1:7.3       1:5.9
Cash provided by (utilized by) operations    $ 187,000   $ (22,000)
Cash and short-term investments available    $ 256,000   $ 234,000

Results of operations:
----------------------

In the nine months ended September 30, 1999 the Company reported $131,000 net income compared to $150,000 net income in the nine months September 30, 1998 or a 13% decrease. For the nine months ended September 30, 1998, the Company reported a $48,000 gain on the sale of buildings, which was included in net income.

Environmental testing and management:

Environmental testing and management revenues increased to $2,054,000 in 1999 from $1,680,000 in 1998, a 22% increase for the nine months ended September 30, 1999 over the same period in 1998. Revenues for the quarter ended September 30, 1999 were $555,000 compared to $560,000 in 1998. The increase in 1999 was largely due to the Company acquiring one large contract in the first six months of 1999, while maintaining the Company's regular clients. Environmental testing and management's operating expenses were also higher by $263,000, a 19% increase over the nine months ended September 30, 1998. Operating expenses were $572,000 in the quarter ended September 30, 1999 compared to $462,000 in the same period in 1998, a 24% increase. The increases in operating expenses were the result of additional work as noted above. Below is a table showing net revenue and operating expenses for the Company's environmental industry:

                       Nine Months Ended              Quarter Ended
                       -----------------              -------------
                         September 30,                September 30,
                         -------------                -------------
                      1999         1998         1999          1998
                      ----         ----         ----          ----
Sales               $ 2,054,000    1,680,000  $ 555,000     $ 560,000
Operating expenses    1,647,000    1,384,000    572,000       462,000
                      ---------    ---------    -------       -------
                    $   407,000      296,000  $ (17,000)    $  98,000
                      =========    =========    ========      =======

Oil and gas:

Oil and gas revenues declined from $176,000 in the nine months ended September 30, 1998 to $116,000 for the nine months ended September 30, 1999. Oil and gas revenues increased by $11,000 in the quarter ended September 30, 1999 from the corresponding quarter in 1998. The decrease in the nine months period was the result of lower prices for most of the nine months and declining production. During the first nine months of 1998 the Company also collected on an after payout agreement, that covered several years. Oil and gas expenditures were $30,000 in the nine months ended September 30, 1999 compared to $35,000 in the nine months ended September 30, 1998. For the Quarter ended September 30, 1999 oil and gas expenditures were $11,000 compared to negative $8,000 in 1998, which was a result of a refund of production taxes in 1998.

Below is a table showing revenues and operating expenses for the Company's oil and gas segment:

                          Nine Months              Quarter Ended
                          -----------              -------------
                      Ended September 30,          September 30,
                      -------------------          -------------
                      1999         1998         1999         1998
                      ----         ----         ----         ----
Sales               $ 116,000   $  176,000   $    45,000  $   34,000
Operating expenses     30,000       35,000        11,000      (8,000)
                      -------      -------      --------     --------
                    $  86,000   $  141,000   $    34,000  $   42,000
                      =======      =======      ========     =======

Additional information:

The Company had depreciation, depletion and amortization (DD&A) of $243,000 in the first nine months of 1999 compared to $156,000 in the first nine months of 1998. Eighty thousand dollars of the $87,000 increase was from a write down of impaired oil and gas properties (see Note 5-Write down of impaired oil and gas properties). DD&A for the quarter ended September 30, 1999 was $3,000 higher than the corresponding quarter in 1998 as DD&A was recorded on new purchases acquired during the quarter.

General and administrative costs were $98,000 for the nine months ended September 30, 199 compared to $152,000 for the nine months ended September 30, 1998. This decrease was due to decreases in staff and other cost cutting efforts.

Interest expense was $46,000 for the nine months ended September 30, 1999, compared to $56,000 for the nine months ended September 30, 1998. This decrease was due to the Company selling its properties on 6WN Road in Natrona County, Wyoming in 1998 and no longer having the associated notes payable on these properties for the first six months of 1999. Interest expense for the quarter ended September 30, 1999 and 1998 was relatively constant.



Income taxes:

The Company has significant net operating loss carryforwards, investment tax credit carryforwards and other carryforward items, and accordingly should not be liable for ordinary income taxes.

In addition, should the Company utilize certain loss carryforwards, which were earned prior to the date of the Company's quasi reorganization at December 31, 1988, Financial Accounting Statement No. 109, requires that deferred taxes be provided. The Company has taken the position that to provide such disclosure is not only meaningless but also somewhat distortive. As of the third quarter 1999, no such income tax provision would have been necessary.

Year 2000 compliant
-------------------

The year 2000 compliance issue affects the Company computer systems, software and related technologies. We have identified and are in the process of correcting applications to ensure that all of our key computer systems will be year 2000 compliant by December 1999. We are also working with our vendors and suppliers to ensure their compliance. It appears that the Company will have no trouble meeting this goal. Cost to modify such applications remains immaterial to our results of operations or financial condition.

                           Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Items filed on 8-K

None

Exhibits

On March 1, 1999 the Board of Directors of Hawks Industries, Inc. authorized an additional repurchase of 30,000 shares.

Through September 30, 1999, The Company has 24,808 shares or 1.9% of the outstanding common shares held as Treasury Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAWKS INDUSTRIES, INC.
                                        (Registrant)

Date: November 1, 1999                  BY:     /s/ Bruce A. Hinchey
                                                -----------------------
                                               Bruce A. Hinchey, President and
                                               Chief Executive Officer

Date: November 1, 1999                       BY:   /s/ Bill Ukele
                                                    ------------
                                               Bill Ukele, Controller and
                                               Chief Financial Officer