Form 10-K/A
period 1998-12-31
HAWKS INDUSTRIES INC
filed 2000-02-14
CIK 15678

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-K/A-1

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                                       or
[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                  For the fiscal year ended December 31, 1998


                         Commission file number 0-5781

                            HAWKS INDUSTRIES, INC.
                  -----------------------------------------------
              (Exact Name of Registrant as specified in its charter)


        Delaware                                   83-0211955
------------------------                           ---------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)

913 Foster Road, Casper, Wyoming                   82601
---------------------------------------            ---------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (307) 234-1593
--------------------------------------------------------------------



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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART I.

ITEM 1 - BUSINESS
Forward-Looking Statements
--------------------------

This Form  10-K  includes "forward-looking  statements"  within the  meaning  of
Section 27A of the Securities Act Of 1933, as amended (the " Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-K are forward looking statements. These forward looking statements include, without limitations, statements under "ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition, Liquidity and Capital Resources", and notes to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its liability to make debt service payments, its strategies, financial instruments, and other matters, are forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10K including without limitation in conjunction with the forward-looking statements included in this Form 10-K.


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


                                                           1998          1997          1996
                                                           ----          ----          ----
   Sales to unaffiliated customers:
       Oil and gas industry                            $   236,000   $   333,000   $   188,000
       Environmental testing and management industry     2,209,000     1,798,000     1,958,000

                                                       $ 2,445,000   $ 2,131,000   $ 2,146,000


   Discontinued operations                             $         -   $         -   $    44,000


   Operating profit or (loss):
       Oil and gas industry                            $    33,000   $   (36,000 ) $   (43,000 )
       Environmental testing and management industry       246,000       (51,000 )    (433,000 )
       Unallocated Corporate expenses                     (151,000 )    (159,000 )    (247,000 )

                                                       $   128,000   $  (246,000 ) $  (723,000 )


   Identifiable assets:
       Oil and gas industry                            $   750,000   $   854,000   $   879,000
       Environmental testing and management industry     1,127,000       893,000     1,080,000
       Corporate assets                                  1,180,000     1,447,000     1,806,000

                                                       $ 3,057,000   $ 3,194,000   $ 3,765,000


   Capital expenditures:
       Oil and gas industry                            $     3,000   $    92,000   $   358,000
       Environmental testing and management industry       213,000        30,000       207,000
       Other capital expenditures                                -             -        49,000

                                                       $   216,000   $   122,000   $   614,000


   Depreciation, depletion and amortization:
       Oil and gas industry                            $    79,000   $   111,000   $    67,000
       Environmental testing and management industry       106,000       103,000       116,000
       Other depreciation, depletion and amortization       23,000        40,000        56,000

                                                       $   208,000   $   254,000   $   239,000


       Discontinued operations                         $         -   $         -   $     2,000


   Interest Income:
      Oil and gas industry                             $   10,000    $         -   $         -
      Environmental testing and management industry             -          2,000             -
      Corporate interest                                   13,000         18,000        43,000

                                                       $   23,000    $    20,000   $    43,000


   Interest Expense:
      Oil and gas industry                             $    5,000    $         -   $         -
      Environmental testing and management industry        36,000         29,000        25,000
      Corporate Interest                                   29,000         43,000        40,000

                                                       $   70,000    $    72,000   $    65,000



OIL AND GAS
-----------

To the date of this report the Company had participated in the drilling of 315 gross (63.47 net) wells of which 219 gross (39.17 net) have been successful. In general terms, the Company has ceased its drilling and exploration activity. The likelihood of the Company participating in additional wells in the near future is remote. The Company does, however, have several oil and gas properties in the Brundage Canyon which it will attempt to have drilling completed on where the Company will have a non-operating interest.

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




ENVIRONMENTAL TESTING AND MANAGEMENT
-----------------------------------

Competition
-----------

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

The following companies are considered major customers which accounted for ten percent or more of total environmental testing revenue in 1998, 1997 and 1996.

                                    1998               1997                1996
Company                            Revenue            Revenue             Revenue
-------                            -------            -------             -------

Newmont                               -                 9%                  22%
Dames & Moore                         -                  -                  15%
Owens                                28%                12%                  -
Amoco                                8%                 10%                  -
Remediation Technologies             16%                 -                   -

As noted under competition, the Environmental Testing and Management industry is highly competitive. There are no relationships between the Company and its customers. No adverse effects have been noted from the loss of any customers noted above.

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


EMPLOYEES
---------

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

The Company also owns a 5,000 sq. ft. building in San Marcos, Texas which housed all environmental personnel and equipment for the Company's Texas operations. This building has been listed for sale.

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

Disclosures of Oil and Gas Producing Activities
-----------------------------------------------
In accordance with FASB Statement no. 69 "Disclosure About Oil and Gas Activities", the Company presents estimates of oil and gas reserves in order to assist the reader in making an evaluation of the Company's reserves. Inherent in the reserve evaluation process are numerous risks associated with attempting to quantify unknown volumes and unknown costs. The reader is reminded therefore that the following information is not presented as actual, but rather as estimates of future expectations. The reserve information following was based on year-end prices. The reader is reminded that oil and gas prices have fluctuated since year-end and management foresees further fluctuation, both up and down.

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACITIVTIES

                   (All Activities are in the United States)

                                                      DECEMBER 31,
                                                      ------------
                                             1998         1997         1996
                                             ----         ----         ----
Proved oil and gas properties            $ 1,655,000  $ 1,659,000 $  1,621,000
Unproved oil and gas properties               16,000       29,000       28,000

                                           1,671,000    1,688,000    1,649,000
Accumulated depreciation, depletion
      and amortization, and valuation
      allowances                             905,000      834,000      770,000

Net Capitalized costs                    $   766,000  $   854,000 $    879,000


    COST INCURRRED IN OIL AND GAS ACQUISITION, EXPLORATION, AND DEVELOPMENT
              ACTIVITIES (All Activities are in the United States)

                                             Year Ended December 31,
                                           1998         1997          1996
                                           ----         ----          ----
Acquisition of properties
     Proved                            $      -            -             -
     Unproved                                 -            -             -
     Exploration costs                        -            -             -
     Development costs                      3,000      69,000          295,000




                                       $    3,000   $  69,000    $     295,000


                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                   (All operations are in the United States)

                                                      1998          1997          1996
                                                      ----          ----          ----
Revenues:
     Oil and gas sales                             $ 236,000     $ 322,000     $ 181,000
     Gain on sale of assets                               -         11,000         7,000

                                                     236,000       333,000       188,000

Expenses:
     Production costs                                 46,000       129,000        61,000
     Unsuccessful exploration                          7,000        10,000        12,000
     Depreciation, depletion valuation
       provisions and impairments                     84,000       111,000        67,000

                                                     137,000       250,000       140,000

                                                      99,000        83,000        48,000
     Income Tax                                           -             -             -

Results of operations from producing
     activities (excluding corporate overhead
     and interest costs)                           $  99,000     $  83,000     $  48,000



Change in reserves

The Company has not had reserve reports prepared since 1991, because of the cost to prepare and oil and gas sales being a minor amount on the Company's Statements of Operations. When required to prepare a reserve report at this time, the Company used reserves at the end of 1999 and backed into reserves for 1998, 1997 and 1996. The only increases in reserve for these periods were from drilling three wells in the Brundage Canyon Field in 1996 and purchasing nine small ORR interests in Texas. The Company sold two wells in Converse County, Wyoming in 1996 neither of which had any significant reserves.

The Company's major reserves come from two prospects, one in the Recluse Field in Campbell County, Wyoming where the reports show 813,000 mcf's of gas, of which 791,000 are proved undeveloped reserves. The proved undeveloped reserves are the result of the active coalbed methane play that is currently unfolding in the Powder River Basin. The other major prospect is in Duchesne County, Utah. The Company is showing 52,000 barrels of oil and 62,000 mcf's of gas on this prospect of which 26,000 barrels of oil and 41, 000 mcf's are proved undeveloped on a direct offset of a good producer.

                          RESERVE QUANTITY INFORMATION
                    ( All Reserves are in the United States)

                                         1998               1997              1996
                                         ----               ----              ----
                                    Bbls      McF      Bbls      McF     Bbls      McF
                                    ----      ---      ----      ---     ----      ---
Proved developed
And undeveloped reserves
   (a) (b) (c)
Beginning of year                   73,200 1,278,000   84,200 1,327,000  52,300 1,360,000
Revision of previous estimates           -         -        -         -       -         -
Purchase of minerals in place            -         -        -         -       -     9,000
Extension and discoveries                -         -        -         -  36,400    15,000
Production                         (8,300)  (68,000) (11,000)  (49,000) (4,500)  (57,000)
Sales or exchange of minerals in
place                                    -         -        -         -       -         -

                                    64,900 1,210,000   73,200 1,278,000  84,200 1,327,000


Proved developed Reserves:
Beginning of year                   47,100   415,000   58,100   464,000  26,200   497,000
End of Year                         38,800   347,000   47,100   415,000  58,100   464,000

(A) The Company has no oil and gas applicable to long-term supply agreements with Government or authorities in which the Company acts as producer.
(B) The Company's proportional interest in reserves of proportionately consolidated investees is consolidated in this statement
(C) The Company does not file reserve reports with any Federal authority or agency.


  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW AND CHANGES THEREIN
                     RELATED TO PROVED OIL AND GAS RESERVES
                    (All Reserves are in the United States)

                      Standardized Measure is as follows:

                                                 1998             1997            1996
                                                 ----             ----            ----
Future cash flows                          $   3,191,000    $   4,275,000   $    3,705,000
Future production and development cost          (618,000 )     (1,875,000 )     (1,325,000 )
Future Income taxes                                 -                -                -

Future net cash flows                          2,573,000        2,400,000        2,380,000

10% annual discount rate                        (772,000 )       (720,000 )        714,000

     Discounted future net cash flows      $   1,801,000    $   1,680,000   $    1,666,000



The following are the principal sources of change in
the standardized measure of discounted future net
cash flows:
Balance, beginning of the year             $   1,680,000    $   1,666,000   $      828,000
Sales, net of production cost                   (179,000 )       (187,000 )       (111,000 )
Net Changes in process and production
costs                                            135,000          103,000          542,000
Discoveries and purchase of reserves in
place                                               -                -             619,000
Development costs incurred                        (3,000 )        (69,000 )       (295,000 )
Revision of previous quantity estimates             -                -               -


Accretion of discount                            168,000          167,000           83,000

     Balance, end of year                  $   1,801,000    $   1,680,000   $    1,666,000



Net Quantities of Oil and Gas Produced
--------------------------------------

The net quantities of oil and gas produced by the Company during each of the last three fiscal years are as follow:

            Oil (bbls)   Gas (Mcf)
            ----------   ---------
   1996           4,500      57,000
   1997          11,000      49,000
   1998           8,300      68,000

Average Sales Price and Production Costs
----------------------------------------

The following table reflects information concerning each of the last three fiscal years:

                                 1998        1997        1996
                                 ----        ----        ----
Average sales price per bbl        $12.03      $18.25      $20.84
Average sales price per MCF          1.99        2.30        1.47

Average production cost per
  net equivalent bbl*                2.32        6.55        4.34

* Natural gas has been converted into equivalent bbls using a conversion ratio of 6:1.

Productive Wells
----------------
     The following table reflects the total gross and net wells, expressed separately for oil and gas as of December 31, 1998.

              Gross                                     Net
              -----                                     ---
          Oil        Gas                         Oil          Gas
          21         47                          1.23         .94

Drilling Activity
-----------------

The following reflects the exploratory and development wells drilled for the past three years.

                               Exploratory Wells
                               -----------------
           Productive               Dry               Total Wells
           ----------               ---               -----------
        Gross       Net       Gross       Net       Gross       Net
1996      0          0          0          0          0          0
1997      0          0          0          0          0          0
1998      0          0          0          0          0          0


                               Development Wells
                               -----------------
           Productive               Dry               Total Wells
           ----------               ---               -----------
1996      3         0.46        0          0          3         0.46
1997      0          0          0          0          0          0
1998      0          0          0          0          0          0

The Company has not participated in the drilling of exploratory wells in 1998, 1997 nor 1996. In 1996 the Company participated in the drilling of three developmental wells which were productive. The Company did not participate in drilling any development wells in 1998 nor 1997.

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

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS


The Company's Common Stock is traded in the over-the-counter market and is quoted by NASDAQ under the symbol "HAWK". The high and low closing bid quotations for the calendar period indicated, as reported by NASDAQ and then restated to reflect the February, 1998, 20 for 1 reverse stock split, are shown in the following table:


                                              Bid Price
                                              ---------
                                     HIGH                  LOW
                                     ----                  ---
1996:
      First Quarter                  4 3/8                1 7/8
      Second Quarter                 4 3/8                1 7/8
      Third Quarter                  5 5/8                3 1/8
      Fourth Quarter                   5                  3 1/8
1997:
      First Quarter                  3 1/2                3 1/8
      Second Quarter                 3 1/8                1 1/4
      Third Quarter                  4 3/8                1 7/8
      Fourth Quarter                 3 1/8                1 1/4
1998:
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

ITEM 6 - FINANCIAL DATA

All data as retroactively restated to conform with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                                                     Year Ended December 31,
                                                     -----------------------
                                  1998          1997          1996          1995          1994
                                  ----          ----          ----          ----          ----
Operating revenues from
 continuing operations           2,445,00      2,131,00      2,146,00      3,293,00      2,595,00

Net income (loss) from
 continuing operations             128,00       (275,00       (731,00        110,00       (247,00

Net income (loss)                  150,00       (275,00       (744,00       (274,00        179,00

Income (loss) from continuing
 operations per share*                 .1           (.2           (.5            .0           (.1

Net income (loss per share:)           .1           (.2           (.5           (.2            .1



Total assets                     3,057,00      3,194,00      3,776,00      4,015,00      4,944,00

Long-term debt                     340,00        415,00        445,00        493,00        677,00

Shareholders' equity             2,155,00      2,012,00      2,248,00      2,992,00      3,236,00

Dividends declared per share             -             -             -             -             -

*  As restated for 20:1 reverse stock split.

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

During 1998, Management continued to make positive steps to improve the financial condition of the Company. Operations in the Salt Lake City, Utah office were curtailed and the San Marcos, Texas office was operated with a skeleton crew. The Company continued to perform work in these regions, but manpower and equipment were provided by the Casper, Wyoming office. The Casper operations increased in workload within its region also.

The Company improved its financial position considerably in 1998. The $275,000 loss in 1997 was reversed to a $150,000 net income in 1998. This was a turn-around of $425,000. A negative working capital position of $140,000 in 1997 was reversed to positive working capital of $204,000 in 1998, another substantial turn-around of $344,000. Items contributing to these positive moves were as follow:

    1. During 1998, total revenues increased by 15% while operating expenses decreased by 2.5%. These changes resulted in accounts receivable increases by $95,000 and accounts payable decreases by $80,000.

    2. The Company sold its buildings on 6 WN Road in Natrona County, Wyoming. The buildings had been vacant for five years. The buildings were listed with two different realtors for two years at a listing price of $450,000 with no offers received. After expiration of the contract, the Officers of the Company began to aggressively seek a buyer. The Officers negotiated the terms of the sale after consideration of present market value, future market prospects and cash flow requirements to maintain the mortgage. The terms of the sale enabled the Company to pay off approximately $190,000 in current portion of long-term debt and short-term notes payable, along with providing the company with approximately $65,000 in cash and $100,000 in 4% convertible preferred stock. That stock is convertible to cash or common stock upon request. The sale of the buildings by the Officers of the corporation, saved approximately $28,000 in realtor fees.

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


    4. As noted in the December 31, 1997 10K, Joseph J. McQuade, former CEO, terminated his employment in the first quarter of 1998. This results in significant cost savings. (see note 14, "Significant Events", concerning the contingent liability associated with this termination, of the accompanying financial statements). The savings realized is the difference between the CEO salary and the covenant not to compete expense, approximately $40,000. The savings is anticipated to continue as there are no plans to fill the vacant administrative position. It is important to note that purchase of Mr. McQuade's stock came from outside investors.

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

In addition, in late 1996 the Company purchased 33.7 acres of undeveloped commercial real estate outside Casper, Wyoming. The land is adjacent to, and fronts, Interstate Highway 25 and will be bisected by east Second Street (the main business thoroughfare in Casper) if future city expansion continues. The land was purchased for less than 18 cents per square foot. Business real estate development has increased at adjoining properties, with major corporations moving into the area. There is no announced timetable for development of the land.


The following information is provided for the years ending December 31, 1998 and 1997:

                                                  1998        1997
                                                  ----        ----
Working Capital                                   204,00     (140,00 ) *
Long-term debt to equity                            1:6.        1:4.
Cash provided (utilized by operations)            136,00     (148,00 )
Cash and short-term investments available         262,00      235,00

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

Results of operations
---------------------

Environmental revenues increased to $2,211,000 in 1998 from $1,792,000 in 1997 and $1,959,000 in 1996, demonstrating a 23% increase from 1997 and a 13% increase above 1996. This was the result of the Company acquiring several large clients in 1998 while maintaining the Company's regular clients. The decrease of $167,000 in revenues from 1996 to 1997 was a result of the reduction in the operational size of the Texas office. Environmental expenses increased from $1,746,000 in 1997 to $1,856,000 in 1998 or a 6% increase, this was the result of a 23% increase in sales as noted above. Environmental expenses decreased by $530,000 from $2,276,000 in 1996 to $1,746,000 in 1997. This decrease was mainly due to decreases in staff in Texas, Utah, and Cheyenne. Also contributing to this decrease was the decision to provide service of most all jobs from the Casper headquarters. Shown below is a table showing net revenues and operating expense for the Company's environmental industry:

                            1998        1997        1996
                            ----        ----        ----

Sales                     2,211,00    1,792,00    1,959,00
Operating expenses        1,856,00    1,746,00    2,276,00

                            355,00       46,00     (317,00  )


Oil and gas sales declined from $322,000 in 1997 to $236,000 in 1998 or 27%. This decline was caused by two activities:
(1) Average oil prices declined by 34% and average gas prices declined by 13% and
(2) Flush production in 1997 received on the three Brundage Canyon, Utah wells drilled in 1996.

Oil and gas sales increased from $181,000 in 1996 to $322,000 in 1997. As noted above, this increase in 1997 was due to the productive wells drilled in late 1996. Oil and gas expenses declined from $139,000 in 1997 to $53,000 in 1998. This decline was largely due to less maintenance being performed on the
Company's working interest properties by operators. Less maintenance was performed due to the lower prices received for oil during 1998. Oil and gas expenses increased from $73,000 in 1996 to $139,000 in 1997, a 90% increase reflecting additional wells drilled in the Brundage Canyon Field. Below is a table showing revenues and operating expenses per year for the Company's oil and gas industry:

                             1998        1997        1996
                             ----        ----        ----
Sales                    $   236,000 $   322,000 $   181,000


Operating expenses            53,000     139,000      73,000

                         $   183,000 $   183,000 $   108,000




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

General and administrative costs decreased from $238,000 in 1997 to $200,000 in 1998, a 16% decrease which was the result of decreases in staff and other cost cutting efforts. General and administrative costs decreased by $43,000 from $281,000 in 1996 to $238,000 in 1997, a 15.3% decrease. These decreases were due to decreases in staff, salary reductions, and other cost cutting efforts.

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

Overall, total revenues increased by 15% during 1998, as a result of acquiring several large clients in the environmental testing and management industry. This increase more than compensated for the decline in oil and gas prices and production. Total operating expenses decreased by 2.5% primarily as a result of realization of the cost cutting measures in reducing administrative overhead, resignation of CEO, disposition of building. Cost cutting measures were also realized in the overhead costs of the environmental testing and management industry as the Company completed the consolidation of locations.

Year 2000 Compliance
--------------------

Year 2000 Compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to perform accounting functions and delays in the receipt of payments from purchasers of oil and gas production and environmental testing customers.

The Company has been identifying and correcting affected applications. The review of applications is expected to be completed by early 1999. New accounting software systems will be implemented by the end of 1999. Costs to modify such applications have been, and are estimated, to remain immaterial to our results of operations or financial condition. We are also working with our vendors and suppliers to assess their compliance. Letters have been accumulated from significant customers regarding their year 2000 compliance. The Company intends to evaluate the relationship with any customers or vendors who cannot provide assurances on compliance. The Company has received assurance letters from all financial institutions with which it conducts business. Upon the completion of the Company's year 2000 review, the Company intends to develop a contingency plan to address potential year 2000 problems.









ITEM 8 - FINANCIAL STATEMENTS



Hawks Industries, Inc. and Subsidiaries


Index to Consolidated Financial Statements

Report of Certified Public Accountants on
    the Financial Statements                             20
Consolidated Balance Sheets                              21
Consolidated Statements of Operations                    22
Consolidated Statements of Shareholders' Equity          23
Consolidated Statements of Cash Flows                    24
Notes to Consolidated Financial Statements               25-35

          ------------------------------------------------------------
                        LOVELETT, HARGENS & SKOGEN, P.C.
                        ------- --------- ------- ------
                          Certified Public Accountants

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

In our report dated February 12, 1999, we expressed an opinion that the 1998, 1997 and 1996 financial statements did not fairly present financial position, results of operations and cash flows in conformity with generally accepted accounting principles because the Company had not provided for recognition of deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As described in Note 4, the Company has changed its method of accounting for that item and has restated its 1998, 1997 and 1996 financial statements to conform with generally accepted accounting principles. Accordingly, our present opinion on the 1998, 1997 and 1996 financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawks Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998, 1997and 1996, in conformity with generally accepted accounting principles.

                                   /s/ Lovelett, Hargens & Skogen, P.C.
Casper, Wyoming
February 5, 2000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                       1998             1997
                                                                       ----             ----
                      ASSETS
CURRENT ASSETS
   Cash                                                          $       60,000  $        30,000
   Accounts receivable                                                  425,000          330,000
   Short-term investments                                               202,000          205,000
   Costs on uncompleted contracts in excess of related billings          15,000           12,000
   Other current assets                                                  64,000           50,000

   Total current assets                                                 766,000          627,000

PROPERTY AND EQUIPMENT, net
 (successful efforts method)                                          1,703,000        2,112,000

INVESTMENTS AND OTHER ASSETS
   Note Receivable                                                       35,000           38,000
   Land Investment                                                      196,000          202,000
    Available for sale investment                                       100,000                -
    Other Assets                                                        257,000          215,000

                                                                        588,000          455,000

                                                                 $    3,057,000  $     3,194,000


    LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES
   Notes payable                                                 $      203,000  $       240,000
   Current maturities of long-term debt                                 128,000          227,000
   Accounts payable                                                     195,000          275,000
   Accrued liabilities                                                   36,000           25,000

      Total current liabilities                                         562,000          767,000

LONG TERM DEBT                                                          340,000          415,000

CONTINGENT LIABILITY ( See Note 14)                                           -                -

SHAREHOLDERS' EQUITY
   Capital stock:
   Preferred stock, $.01 par value; authorized 997,000 shares no
       shares issued                                                          -                -
   Common stock, $.01 par value, authorized 5,000,000 Shares;
       shares issued  1,351,513 in 1998 and $1,351,410 in 1997           13,000           13,000
   Capital in excess of par value of common stock                     3,046,000        3,046,000
   Retained (deficit)                                                  (897,000)      (1,047,000)
   Less Common Stock held in treasury at cost, 6,175 and 0
      shares in 1998 and 1997, respectively                              (7,000)               -

                                                                      2,155,000        2,012,000


                                                                 $    3,057,000   $    3,194,000


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996

                                                       1998            1997            1996
                                                       ----            ----            ----
Operating revenue:
   Oil and gas                                    $     236,000   $     322,000   $     181,000
   Environmental testing and management               2,211,000       1,792,000       1,959,000
   Gain (loss) on sale of assets                         (2,000 )        17,000           6,000

                                                      2,445,000       2,131,000       2,146,000

Operating expenses:
   Oil and gas                                           53,000         139,000          73,000
   Environmental testing and management               1,856,000       1,746,000       2,276,000
   Depreciation, depletion and amortization             208,000         254,000         239,000
   General and administrative                           200,000         238,000         281,000

                                                      2,317,000       2,377,000       2,869,000

Operating income (loss) from continuing
      operations                                        128,000        (246,000 )      (723,000 )


Other income (expense):
   Other income                                          21,000          34,000           3,000
   Interest income                                       23,000          20,000          43,000
   Interest expense                                     (70,000 )       (72,000 )       (65,000 )
   Sale of buildings                                     48,000               -               -

Gain (loss) from continuing operations before
    taxes                                               150,000        (264,000 )      (742,000 )

Provision for taxes:
   Current                                                    -               -               -
   Deferred                                                   -         (11,000 )        11,000

                                                              -         (11,000 )        11,000

Gain (loss) from continuing operations                  150,000        (275,000 )      (731,000 )
Discontinued operations                                       -                         (13,000 )

Net income (loss)                                 $     150,000   $    (275,000 ) $    (744,000 )


Weighted average number of
     common shares outstanding                        1,351,451       1,351,147       1,339,443


Earnings (loss) per common share :
   Gain (loss) from continuing operations         $         .11   $        (.20 ) $        (.55 )
   Discontinued operations (net)                              -               -            (.01 )

                                                  $         .11   $        (.20 ) $        (.56 )



See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996

                                                               Capital in    Accumulated         Common Stock
                                      Common Stock Issued       Excess of     Earnings         Held in Treasury
                                      -------------------                                      ----------------
                                     Shares        Amount       Par Value     (Deficit)      Shares        Amount
                                     ------        ------       ---------     ---------      ------        ------
Balance January 1, 1996 as
  previously reported                1,339,443        13,000 $   2,841,000 $     138,000             - $           -
Cumulative effect on prior
  years of retroactive restatement
  for accounting change                      -             -       166,000      (166,000 )           -             -

Balance January 1, 1996
  as restated                        1,339,443        13,000     3,007,000       (28,000 )           -             -
Net loss                                     -             -             -      (744,000 )           -             -

Balance December 31, 1996            1,339,443        13,000     3,007,000      (772,000 )           -             -
Stock issued to Employee Stock
  Ownership Plan Trust                  11,967             -        39,000             -             -             -
Net loss                                     -             -             -      (275,000 )           -             -

Balance December 31, 1997            1,351,410        13,000     3,046,000    (1,047,000 )           -             -
Purchase of Treasury Stock                   -             -             -             -         6,175         7,000
Additional Shares issued
  in 20 for 1 Reverse Split                103             -             -             -             -             -
Net Income                                   -             -             -       150,000             -             -

Balance December 31, 1998            1,351,513 $      13,000 $   3,046,000 $    (897,000 )       6,175 $       7,000



See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996

                                                           1998         1997          1996
                                                           ----         ----          ----
Cash flows from operating activities:
   Gain (loss) from continuing operations              $   150,000  $  (275,000 ) $  (731,000)
   Adjustments to reconcile net gain (loss) to net
     cash provided by (used in) operating activities
     Depreciation, depletion and amortization              208,000      254,000       237,000
     Deferred tax adjustment                                     -       11,000       (11,000)
      Net gain on sale of assets                           (46,000)     (17,000 )      (6,000)
     Impairment of non-producing oil and gas
       property                                              5,000        6,000         6,000
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable         (95,000)     (10,000 )     384,000
        Decrease (increase) in costs in excess of
          billings and other current assets                (17,000)      41,000       (45,000)
         Increase (decrease) in accounts payable and
            accrued expenses                               (69,000)    (158,000 )     292,000

                                                           136,000     (148,000 )     126,000
   Operating cash flow from discontinued operations              -            -        34,000

Net cash flows provided by (used in) oper. activities      136,000     (148,000 )     160,000


Cash flow from investing activities:
   Purchases of property and equipment                    (216,000)    (122,000 )    (614,000)
   Proceeds from sale of properties                        358,000       33,000        42,000
   Decrease (increase) in other assets                     (42,000)      (2,000 )       3,000
   Decrease (increase) in land investment                    6,000            -      (202,000)
   Decrease in note receivable                               3,000        4,000         4,000
   Decrease in short-term investments                        3,000      366,000       236,000

                                                           112,000      279,000      (531,000)
   Investing cash flow from discontinued operations              -            -         1,000

Net cash provided by (used in) investing activities        112,000      279,000      (530,000)


Cash flows from financing activities:
   Purchases of Treasury Stock                              (7,000)           -            -
   Proceeds from debt obligations incurred                 137,000      200,000       331,000
   Reduction of debt obligations                          (348,000)    (349,000 )     (95,000)

                                                          (218,000)    (149,000 )     236,000
   Financing cash flow from discontinued operations              -            -       (15,000)

Net cash (used in) provided by financing activities       (218,000)    (149,000 )     221,000


Increase (decrease) in cash and cash equivalents            30,000      (18,000 )    (149,000)
Cash and cash equivalents at beginning of year              30,000       48,000       197,000

Cash and cash equivalents at end of year               $    60,000  $    30,000   $    48,000


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

The Company had also been engaged in the business of aviation publishing and navigational products assembly and sales through its subsidiary International Aviation Publishers, Inc., acquired in 1986. During 1990 IAP formed a new subsidiary, Hawks Books Company, which acquired printing equipment to print IAP books and also to provide outside printing services. Substantially all of the assets of IAP were sold as of December 31, 1994 and operations of IAP, Hawks Book Company, and SanTech, Inc. are shown as "Discontinued Operations".

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

Principles of consolidation:

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The Company's share of partnership and joint venture assets, liabilities, revenue, and expenses is consolidated in the financial statements. In consolidation, all significant intercompany accounts and transactions have been eliminated.

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

Accounts receivable:

Accounts receivable consist of regular receivables from customers and a loan to an officer of the Company. At December 31, 1998 and 1997, receivables consisted of the following:

                                            Regular
                                            Accounts        Loan to
                              Total        Receivable       Officer
                              -----        ----------       -------
1998                     $     425,000  $      425,000  $           -


1997                     $     330,000  $      318,000  $      12,000






Property and equipment:

The Company uses the successful efforts method of accounting for oil and gas producing activities as prescribed by Statement of Financial Accounting Standards (SFAS) Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". Under this method, the costs of unsuccessful exploratory wells and delay rentals are expensed as incurred. Lease acquisition costs and costs of drilling and equipping productive exploratory and all development wells are capitalized. Depreciation and depletion of producing properties and equipment is computed by the unit-of-production method using Company estimates of unrecovered proved producing oil and gas reserves. An allowance for impairment has been established and expense charged for the estimated impairment of non-producing (unproved) leasehold interests. The allowance is determined based on future expiration of leases and information obtained by management regarding possible drilling activity.

In addition, unamortized capital costs of proved oil and gas properties are reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value.

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

An average contract takes two weeks to complete. Jobs are billed when complete with payment usually received within 30 to 60 days. Occasionally contracts extend longer than two weeks. Contracts are then broken into components and billed as components are completed.

Income taxes:

As described in Note 4, the Company has retroactively restated the financial statements for deferred taxes as required by Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes.

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

Covenant not to compete

The covenant not to compete is being amortized over the life of the agreement on the straight line method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs:

Environmental expenditures that relate to current operations are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. At December 31, 1998 and 1997, no liabilities have been recorded as bonding and insurance coverage is deemed adequate to cover any potential environmental costs.

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


Note 2.   Property and Equipment

      Property and equipment at December 31, 1998 and 1997 consists of the following:

                                                                           1998           1997
                                                                           ----           ----
            Non-producing oil and gas properties, net of valuation
             allowance of $2,000 in 1998 and $8,000 in 1997           $      14,000  $      19,000
            Producing oil and gas properties                              1,655,000      1,659,000
            Furniture and fixtures                                          369,000        391,000
            Transportation equipment                                        200,000        235,000
            Buildings and leasehold improvements                            371,000        816,000
            Engineering and lab equipment                                 1,258,000      1,111,000
            Other                                                            59,000        118,000

                                                                          3,926,000      4,349,000
            Less accumulated depreciation and depletion                   2,223,000      2,237,000

                                                                      $   1,703,000  $   2,112,000



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Notes Payable, Long-Term Debt and Pledged Assets

      Notes payable were as follow at December 31, 1998 and 1997

                                                                                     1998           1997
                                                                                     ----           ----
            Revolving line of credit $230,000, interest at Citibank Prime plus /%, (8.5% at December 31, 1998)  Maturing
                May 13, 1999, collateralized by oil and gas properties          $      65,000  $           -
            Revolving lines of credit $200,000, interest at 6.35% to 7%
                maturing March 23, 1999 and June 22, 1999 collateralized
                by certificates of deposit                                            138,000        200,000
            Short-term note payable due bank, interest at 11.5%, payable
                $700 per month including interest                                          -          40,000

                                                                                $     203,000  $     240,000


     Long-term debt at December 31, 1998 and 1997 is as follow:

                                                                                     1998           1997
                                                                                     ----           ----
           Mortgage note payable to bank, interest set at 3.125%
                above U.S. Treasury Bill index for one year each June 1st,
                collateralized by office building                               $          -   $      74,000
           Mortgage note payable to City of Casper, interest at 4%,
                payable $859 per month including interest until
                June 8, 1998 then balance due in lump sum,
                collateralized by office building and warehouse                            -         144,000
           Mortgage notes payable to W.D. Hodges and Jim Ferris
                Properties, interest at 9% payable $971 per month until
                September 17, 2013, collateralized by building                         95,000         97,000
           Mortgage note payable to bank, interest set at 4% above U.S.
           Treasury Bill index for one year each April 1st, (9.3% at
                December 31, 1998) payable $1,213 per month including
                interest until March 22, 2009, collateralized by office
                building                                                               96,000        102,000
            Lease payable, Eaton Financial Corporation, payable $1,227 per month including interest, collateralized by computer
                equipment with original cost of $49,000, accumulated
                depreciation of $27,000 and $22,000 at 1998 and 1997                  -                2,000
            Note payable, State of Wyoming, interest at 4%, due in
                monthly installments of approximately $1,000 including
                 interest until paid, unsecured                                         6,000         16,000
             Installment loans payable, due at various times from June
                1999 to May, 2001, interest rates from 7.5% to 10%,
                secured by equipment                                                   37,000         15,000
             Note payable Wyoming Industrial Development Corporation,
                interest at 7.33%, payable $3,991 per month including
                interest until October 5, 2002, collateralized by equipment           157,000        192,000
             Note payable Wyoming Industrial Development Corporation,
                interest at 6.96%, payable $4,475 per month including
                interest until June 15, 2000, collateralized by  equipment             77,000              -

                                                                                      468,000        642,000
             Less current maturities                                                  128,000        227,000

                                                                                $     340,000  $     415,000


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities of long-term debt are as follow:

            1999           $   128,000
            2000                86,000
            2001                57,000
            2002                48,000
            2003                13,000
            Thereafter         136,000

                           $   468,000


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


The tax effects of temporary differences that gave rise to significant portions of the deferred tax (assets) liabilities were as follows at December 31:

Tax effects of temporary differences         1998            1997             1996
                                             ----            ----             ----
for:
Accounting for oil & gas properties     $      54,000   $      57,000    $      75,000

Total deferred tax liabilities                 54,000          57,000           75,000

Other liabilities                                   -               -          (11,000 )
Tax loss carryforwards                     (2,896,000 )    (3,514,000 )     (3,432,000 )
Tax credit carryforwards                      (62,000 )       (86,000 )       (126,000 )

Total deferred tax assets                  (2,958,000 )    (3,600,000 )     (3,569,000 )

Net deferred asset                         (2,904,000 )    (3,543,000 )     (3,494,000 )
Asset valuation allowances                  2,904,000       3,543,000        3,483,000

Net deferred tax asset                  $           -   $           -    $     (11,000 )


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1998, the Company's net operating loss and tax credits available for carryforward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:


                                                Net
                                             Operating       Investment
         Year Ending December 31,              Losses       Tax Credits
         ------------------------              ------       -----------
                   1999                    $   1,234,000   $       7,000
                   2000                        1,713,000          12,000
                   2001                        3,767,000               -
                   2003                          101,000               -
                   2004                           96,000               -
                   2009                          265,000               -
                   2010                          359,000               -
                   2011                          744,000               -
                   2012                          241,000               -

                                           $   8,520,000   $      19,000


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

The Company has an Employee Stock Ownership Plan-Trust. To be eligible to participate, employees must be 21 years of age and have had at least one year of continuous employment with the Company. The Company, at the discretion of the board of directors, may contribute to the plan an amount not to exceed 25 percent of total qualified compensation in any given year for any individual to a maximum of $30,000. On occasion, when the Company has contributed less than the amount allowed, the Company has made additional contributions under the carryover provisions of the plan in subsequent years. The ESOP contribution provided by the Company and its subsidiaries was $19,000, $8,000, and $58,000 in 1998, 1997 and 1996, respectively. The compensation expense used to compute the ESOP contribution was $806,000, $901,000, and $1,145,000 in 1998, 1997 and 1996,
respectively.

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

During 1998, Officer and Board of Director, Dwight B. Despain provided legal services to the Company. Total billings to the Company from Mr. Despain in 1998 were $34,400. Total payments to Mr. Despain during 1998 were $8,700.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.    Financial Information Relating to Industry Segments

                                                            1998            1997            1996
                                                            ----            ----            ----
            Sales to unaffiliated customers:
               Oil and gas industry                    $     236,000   $      333,000  $     188,000
               Environmental testing and management
                   industry                                2,209,000        1,798,000      1,958,000

                                                       $   2,445,000   $    2,131,000  $   2,146,000

            Discontinued operations                    $           -   $           -   $      44,000


            Operating profit or (loss):
               Oil and gas industry                    $      33,000   $      (36,000) $     (43,000)
               Environmental testing and management
                industry                                     246,000          (51,000)      (433,000)
               Unallocated Corporate expenses               (151,000 )       (159,000)      (247,000)

                                                       $     128,000   $     (246,000) $    (723,000)


            Identifiable assets:
               Oil and gas industry                    $     750,000   $      854,000  $     879,000
               Environmental testing and management
                   industry                                1,127,000          893,000      1,080,000
            Corporate assets                               1,180,000        1,447,000      1,806,000

                                                       $   3,057,000   $    3,194,000  $   3,765,000


            Capital expenditures:
               Oil and gas industry                    $       3,000   $       92,000  $     358,000
               Environmental testing and management
                   industry                                  213,000           30,000        207,000
            Other capital expenditures                             -               -          49,000

                                                       $     216,000   $      122,000  $     614,000


            Depreciation, depletion and amortization:
               Oil and gas industry                    $      79,000   $      111,000  $      67,000
               Environmental testing and management
                   industry                                  106,000          103,000        116,000
               Other depreciation, depletion and
                   amortization                               23,000           40,000         56,000

                                                       $     208,000   $      254,000  $     239,000


             Discontinued operations                   $           -   $           -   $       2,000


             Interest Income:
               Oil and gas industry                    $      10,000   $           -   $          -

               Environmental testing and management
                  industry                                        -            2,000               -
              Corporate interest                              13,000          18,000          43,000

                                                       $      23,000   $      20,000   $      43,000


             Interest Expense:
              Oil and gas industry                     $       5,000   $          -    $          -
              Environmental testing and management
                  industry                                    36,000          29,000          25,000
              Corporate Interest                              29,000          43,000          40,000


                                                       $      70,000   $      72,000   $      65,000


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

Operating results of the navigational products, segment for the period prior to disposal are shown in the accompanying consolidated income statements.

Net sales of the discontinued segments for 1998, 1997 and 1996 were as follow:

                                   1998          1997          1996
                                   ----          ----          ----

Navigational products          $         -   $         -   $  44,000

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

                                              1998          1997
                                              ----          ----
Beginning balance, at cost                $   205,000   $   571,000
Purchase of investments                             -             -
Redemption of investments                     (12,000 )    (383,000 )
Earnings on investments                         9,000        17,000

Ending balance, at cost                   $   202,000   $   205,000


Approximate market value                  $   202,000   $   205,000


At December 31, 1998 the investments are scheduled to mature during the year ending December 31, 1999.

Note 12. Major Customers



The following companies are considered major customers which accounted for ten percent or more of total revenue or accounts receivable in 1998, 1997 and 1996.

                                1998                          1997                          1996
                                ----                          ----                          ----
                                      Accounts                      Accounts                      Accounts
Company              Revenue         Receivable     Revenue        Receivable     Revenue        Receivable
-------              -------         ----------     -------        ----------     -------        ----------
  A                      -                  2%        9%                  -         22%             22%
  B                      -                   -         -                  -         15%               -
  C                     28%                18%       12%                12%           -               -
  D                      8%                 4%       10%                17%           -              3%
  E                     16%                22%         -                  -           -               -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Note Receivable

The note receivable on December 31, 1998, consisted of $35,000 due from the sale of printing equipment, building and other assets, part of which is shown in current assets. The note receivable is secured by the above noted assets. The note has an interest rate of 9%.

     Maturities on this note are as follow:

1999                                 $   4,000

2000                                     5,000
2001                                     5,000
2002                                     6,000
2003                                     6,000
Thereafter                               9,000

                                     $  35,000


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

Note 15.   Supplemental Disclosure

Noncash Financing and Investing Activities
------------------------------------------

As reported in Note 8, in the sale of Corporate assets the Company received 10,000 shares of preferred stock valued at $100,000.

Other Disclosures
-----------------
The Company paid no income taxes during the years ended December 31, 1998, 1997 and 1996.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     -NONE-


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

The following information is furnished as of October 12, 1999, with respect to the nominee and the other Directors whose terms in office will continue after the meeting.

                                   Principal Occupation          Year Since       Share of
                                During the Last Five Years         which        Common Stock      Percent
                                 and Position with Company      Continuously    Beneficially        of
Name/Age                         (In Addition to Director)       A Director         Owned          Class
--------                         -------------------------       ----------         -----          -----
Dwight B. Despain/ 45          Appointed  as  a   Class  III        1992            2,050         0 .2
                               Director  August   24,  1992.
                               Attorney    with   Dixon    &
                               Despain,  Casper,   WY  since
                               1990;  Warnick  &  Blood  Law
                               Offices from 1985-1990.

Bruch A. Hinchey/ 50           Appointed  as  a   Class  III        1993        115,928(a)(c)       8.7
                               Director   May    12,   1993;
                               President     of      Western
                               Environmental  Services   and
                               Testing,  Inc. 1981 to  1997.


                               President      of       Hawks
                               Industries,  Inc.  and  Vice-
                               President     of      Western
                               Environmental   Services    &
                               Testing, inc. since 1998.

James E. Meador, Jr./ 46       Appointed   as  a   Class   I        1993        120,545(b)(c)       9.1
                               Director  May 12, 1993;  Vice
                               President     of      Western
                               Environmental  Services   and
                               Testing,  Inc. 1981 to  1997.
                               President     of      Western
                               Environmental   Services    &
                               Testing,   Inc.   and   Vice-
                               President      of       Hawks
                               Industries, Inc. since 1998.

Gerlad M. Moyle/ 44            Appointed    as   Class    II        1994              8             -0-
                               Director June 30,  1994; Land
                               Manager  of Brown  Operating,
                               Inc. since 1984.

(a) Included are 11,553 shares allocated in the Company's Employee Stock Ownership Plan-Trust.

(b) Included are 14,120 shares allocated to Mr. Meador and his spouse in the Company's Employee Stock Ownership Plan-Trust.


(c) Included are 1,675 shares Mr. Meador and Mr. Hinchey own through H & M Properties.

ITEM 11 - EXECUTIVE COMPENSATION

                                         Annual compensation                                 Long term compensation
                                         -------------------                                 ----------------------
                                                                                    Awards             Payouts
                                                                                    ------             -------
Name and principal       Year    Salary     Bonus       Other annual      Restricted     Securities      LTIP      All
position                          ($)        ($)      Compensation ($)       Stock       Under-Lying   payouts    other
                                                                           Award(s)        Option        ($)     Compen-
                                                                                          SARS (#)                sation
(a)                      (b)      (c)        (d)            (e)               (f)            (g)         (h)       (i)

CEO-Bruce A. Hinchey     1998    80,000      -0-          (a,b,c)             -0-            -0-         -0-       -0-
President and Director   1997    87,800      -0-          (a,b,c)             -0-            -0-         -0-       -0-
of Hawks Industries,     1996   105,000      -0-          (a,b,c)             -0-            -0-         -0-       -0-
Inc. Vice President of
Western Environmental
Services & Testing,
Inc.


James E . Meador, Jr.    1998    80,000      -0-          (a,b,c)             -0-            -0-         -0-       -0-
Vice President and       1997    87,800      -0-          (a,b,c)             -0-            -0-         -0-       -0-
Director of Hawks        1996   105,000      -0-          (a,b,c)             -0-            -0-         -0-       -0-
Industries, Inc.,


President of Western
Environmental Services
& Testing, Inc.

Joseph J. McQuade        1997    98,280      -0-           (a,b)              -0-            -0-         -0-       -0-
President, CEO and       1996   105,000      -0-           (a,b)              -0-            -0-         -0-       -0-
Director of Hawks
Industries.

All Executive Officers   1998   160,000      -0-                              -0-            -0-         -0-       -0-
as a Group (Two in       1997   273,880      -0-                              -0-            -0-         -0-       -0-
number)                  1996   315,000      -0-                              -0-            -0-         -0-       -0-
                                  (a)

(a) Messers. Hinchey, Meador and McQuade received other compensation valued at less than 10% of the compensation reported in this table.

(b) Not included is the amount which was accrued under the Company's Employee Stock Ownership Plan-Trust discussed below.

(c) Pursuant to employment agreements expiring 2004, Messers. Hinchey and Meador would receive a lump sum payment of approximately four years' salary and each would receive approximately $100,000 in consideration of receiving a reduced salary in past years if employment should be terminated by the Company without cause.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the shares of the Company as of the close of business on October 12, 1999, of each person known to the company to be the beneficial owner of more than 5% of the Company's issued and outstanding Common Stock and of all Officers and Directors as a group. Unless noted to the contrary, each person or entity has direct ownership and sole voting dispositive power.

                                                  Percent
                                                  Of Class
Name and Address              Shares Owned      Outstanding
----------------              ------------      -----------
Bruce A Hinchey                  115,928            8.7
913 Foster Road                  (a)(c)
Casper, Wyoming  82601

James E. Meador, Jr.             120,545            9.1
913 Foster Road                  (b)(c)
Casper, Wyoming  82601

Anne D. Zimmerman                153,167            11.5
Revocable Trust
400 East 1st Street
Casper, Wyoming  82601

All Officers and Directors       389,640            29.3
and 5% Shareholders as a
Group (three in number)


(a) Included are 11,553 shares allocated in the Company's Employee Stock Ownership Plan-Trust.

(b) Included are 11629 and 2,491 shares allocated to Mr. Meador and his spouse respectively in the Company's Employee Stock Ownership Plan-Trust.

(c) Included are 1,675 shares Mr. Meador and Mr. Hinchey own through H & M Properties.

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

      2.    Financial Statement Schedules as required by Item 8 above

          The following documents are incorporated by reference:

      3.    Exhibits
            21.List of Subsidiaries of Registrant
      3.1a Certificate of Incorporation filed with the Delaware Secretary of State on October 18, 1998.
      3.1b Certificate of Registration and Articles of Continuance filed with the Wyoming Secretary of State on April 15, 1998.


(b)   Reports on Form 8-K

On January 7, 1999, the Company filed an 8K as of December 31, 1998, notifying the public that the Company's Board of Directors authorized the purchase of forty thousand shares of Hawks Industries, Inc., Common Stock on the open market or in negotiated transactions, depending on market conditions.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HAWKS INDUSTRIES, INC.

                                          /s/ Bruce A. Hinchey
                                          --------------------
                                          Bruce A. Hinchey, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.


Signatures                                                  Date
----------                                                  ----


/s/ Bruce A. Hincey                                    February 11, 2000
-------------------------
Bruce A. Hinchey, President,
Principal Executive Officer
and Director


/s/ James E. Meador Jr.                                February 11, 2000
-------------------------
James E. Meador, Jr.
Vice President and Director


/s/ Bill Ukele                                         February 11, 2000
-------------------------
Bill Ukele
Chief Financial Officer


/s/ Dwight B. Despain                                  February 11, 2000
-------------------------
Dwight B. Despain
Secretary/Treasurer and Director


/s/ Gerald E. Moyle                                    February 11, 2000
-------------------------
Gerald E. Moyle
Director

                                  EXHIBIT 21.0
                       LIST OF SUBSIDIARIES OF REGISTRANT

           HAWKS INDUSTRIES, INC. SUBSIDIARIES-STATE OF INCORPORATION
                               DECEMBER 31, 1998



Company                                                 Parent          State
-------                                                 ------          -----
Burton-Hawks Exploration Co., Ltd.                   (Hawks Ind.)      Colorado
Western Environmental Services Inc.                  (WEST, Inc.)      Colorado
Western Environmental Services and Testing, Inc.     (Hawks Ind.)      Wyoming
Central Wyoming Properties, Inc.                     (Hawks Ind.)      Wyoming