Form 10-Q/A
period 1999-03-31
HAWKS INDUSTRIES INC
filed 2000-02-14
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q/A-1


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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                                   March 31,       December 31,
                                                                      1999             1998
                                                                  (unaudited)
                             ASSETS
CURRENT ASSETS
 Cash                                                                    9,000  $         60,000
 Accounts receivable                                                   727,000           425,000
 Short-term investments                                                205,000           202,000
 Costs on uncompleted contracts in excess of related billings           41,000            15,000
 Other current assets                                                   60,000            64,000

   Total current assets                                              1,042,000           766,000

PROPERTY AND EQUIPMENT, net (successful efforts method)              1,630,000         1,703,000

INVESTMENTS AND OTHER ASSETS
 Note receivable                                                        32,000            35,000
 Land investment                                                       196,000           196,000
 Available for sale investment                                         100,000           100,000
 Other assets                                                          256,000           257,000

                                                                       584,000           588,000

                                                                     3,256,000  $      3,057,000

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                         350,000  $        203,000
 Current maturities of long-term debt                                  123,000           128,000
 Accounts payable                                                      279,000           195,000
 Accrued liabilities                                                    37,000            36,000

   Total current liabilities                                           789,000           562,000

LONG-TERM DEBT                                                         337,000           340,000

CONTINGENT LIABILITY ( See Note 4)                                          -                 -

SHAREHOLDERS' EQUITY
 Capital stock:
   Preferred stock, $.01 par value; authorized 997,000
    shares; no shares issued                                                 -                 -
   Common stock, $.01 par value; authorized 5,000,000 shares;
     Shares issued 1,351,513 in 1999 and 1998                           13,000            13,000
Capital in excess of par value of common stock                       3,046,000         3,046,000
Retained (deficit)                                                    (863,000 )        (897,000)
Less Common Stock held in treasury at cost, 66,175 and 6,175
    Shares in 1999 and 1998 , respectively                             (66,000 )          (7,000)

                                                                     2,130,000         2,155,000

                                                                     3,256,000  $      3,057,000


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


Note 5. Write Down of impaired oil and gas properties

During the first quarter of 1999, the Company recorded an $80,000 write down  of
its producing  oil  and  gas  properties.   This  write  down  was  recorded  to
depreciation, depletion and  amortization expense.   The Company determined  the
carrying value of these properties was more than fair value. The fair value was determined by calculating the future net cash flows from the properties given the declining performance and prices received for oil and gas. Earnings per share were nine cents prior to write down and three cents after the write down.

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

Year 2000 Compliance

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

                                      HAWKS INDUSTRIES, INC.
                                      (Registrant)
Date:   February 11, 2000             By:    /s/ Bruce A. Hinchey
                                             --------------------
                                        Bruce A. Hinchey, President and
                                        Chief Executive Officer
Date:   February 11, 2000             By:    /s/ Bill Ukele
                                             --------------
                                        Bill Ukele, Controller and
                                        Chief Financial Officer