Form 10-Q/A
period 1999-06-30
HAWKS INDUSTRIES INC
filed 2000-02-14
CIK 15678

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

YES X                NO__
    -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



        Class                                     Outstanding at June 30, 1999
------------------------                  ------------------------------------
Capital Stock, $.0l par value                               1,295,338

                                     INDEX
                                     -----


                                                                 PAGE

PART I      FINANCIAL INFORMATION                                 3

            Consolidated Balance Sheets
                June 30, 1999 and December 31, 1998               4

            Consolidated Statements of Earnings
                Three months and Six Months ended
                June 30, 1999 and 1998                            5

            Consolidated Statements of Cash Flows
                Six months ended June 30, 1999 and 1998           6

            Notes to Consolidated Financial Statements            7

            Management's Discussion and Analysis of
                Financial Condition and Results of Operation     12


PART II     OTHER INFORMATION                                    15

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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              June 30,       December 31,
                                                                                1999             1998
                                                                                ----             ----
                                                                             (unaudited)
                                  ASSETS
                                  ------
CURRENT ASSETS
      Cash                                                                 $      14,000   $       60,000
      Accounts receivable                                                        790,000          425,000
      Short-term investments                                                     200,000          202,000
      Costs on uncompleted contracts in excess of related billings               101,000           15,000
      Other current assets                                                        66,000           64,000

          Total current assets                                                 1,171,000          766,000

PROPERTY AND EQUIPMENT, net (successful efforts method)                        1,625,000        1,703,000

INVESTMENTS AND OTHER ASSETS
      Note receivable                                                             31,000           35,000
      Land investment                                                            196,000          196,000
      Available for sale investment                                              100,000          100,000
      Other assets                                                               245,000          257,000

                                                                                 572,000          588,000

                                                                           $   3,368,000   $    3,057,000

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
      Notes payable                                                        $     288,000   $      203,000
      Current maturities of long-term debt                                       134,000          128,000
      Accounts payable                                                           273,000          195,000
      Accrued liabilities                                                         49,000           36,000

          Total current liabilities                                              744,000          562,000


LONG-TERM DEBT                                                                   322,000          340,000

CONTINGENT LIABILITY ( See Note 4)                                                     -               -

SHAREHOLDERS' EQUITY
      Capital stock:
             Preferred stock, $.01 par value; authorized 997,000
               shares; no shares issued                                                -                -
             Common stock, $.01 par value; authorized 5,000,000 shares;
                   Shares issued 1,351,513 in 1999 and 1998                       13,000           13,000
      Capital in excess of par value of common stock                           3,045,000        3,046,000
      Retained (deficit)                                                        (702,000 )       (897,000)
Less Common Stock held in treasury at cost, 56,175 and 6,175
             Shares in 1999 and 1998 , respectively                              (54,000 )         (7,000)

                                                                               2,302,000        2,155,000

                                                                           $   3,368,000   $    3,057,000


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
            Three Months and Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)



                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                      1999         1998        1999          1998
                                      ----         ----        ----          ----
Operating revenue:
      Oil and gas                      37,000       45,000 $    71,000  $    142,000
      Environmental                   787,000      716,000   1,499,000     1,120,000
      Gain on sale of assets            1,000            -       1,000         3,000

                                      825,000      761,000   1,571,000     1,265,000

Operating expenses:
      Oil and gas                       7,000       14,000      19,000        43,000
      Environmental                   548,000      525,000   1,075,000       922,000
 Depreciation, depletion and
     amortization                      58,000       52,000     190,000       106,000
      General and administrative       38,000       58,000      70,000       116,000
                                      651,000      649,000   1,354,000     1,187,000
Operating Income from operations      174,000      112,000     217,000        78,000
Other income (expense):
      Other income                      1,000        3,000       3,000        13,000
      Interest income                   3,000        3,000       6,000         7,000
      Interest expense                (17,000 )    (20,000     (31,000 )     (39,000)
      Sale of Buildings                     -       48,000           -        48,000

Income before taxes                   161,000      146,000     195,000       107,000
Provision for taxes:
      Current                               -            -           -             -


Net Income                            161,000      146,000 $   195,000  $    107,000

Weighted average number of
common shares outstanding           1,310,945    1,351,513   1,290,283     1,351,513

Income per common share                   .12          .11 $       .15  $        .08

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


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Property and Equipment

Property and equipment at June 30, 1999 and December 31, 1998 consists of the following:

                                                                1999         1998
                                                                ----         ----
Nonproducing oil and gas properties, net of valuation
  allowance of $2,000 in 1999 and $2,000 in 1998            $    14,000  $    14,000
Producing oil and gas properties                              1,655,000    1,655,000
Furniture and fixtures                                          374,000      369,000
Transportation equipment                                        196,000      200,000
Buildings and leasehold improvements                            371,000      371,000
Engineering and lab equipment                                 1,351,000    1,258,000
Other                                                            59,000       59,000

                                                              4,020,000    3,926,000
Less accumulated depreciation and depletion                   2,395,000    2,223,000

                                                            $ 1,625,000  $ 1,703,000

Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at June 30, 1999 and December 31, 1998 are as follow:

                                                                          1999         1998
                                                                          ----         ----
Short-term note payable due bank, interest at 9.75% due July 2, 1999
  collateralized by accounts receivable                               $    23,000  $     -
Revolving line of credit $200,000, interest at 6.25 % maturing August
  23, 1999, collateralized by certificate of deposit                      200,000      138,000
Revolving line of credit $230,000 interest at Citibank Prime plus /%,
  (8.5% at June 30, 1999) maturing July 13, 1999, collaterialized by
  oil and gas properties                                                   65,000       65,000

                                                                      $   288,000  $   203,000

Long-Term debt at June 30, 1999 and December 31, 1998 is as follow:

                                                                          1999         1998
                                                                          ----         ----
Mortgage notes payable to W.D. Hodges and Jim Ferris Properties, interest at 9% payable $971 per month until September 17, 2013,
  collateralized by building                                          $    93,000  $    95,000
Mortgage note payable to bank, interest set at 4% above U.S. Treasury
  Bill index for one year each June 1st, (8.66% at June 30, 1999), payable $1,181 per month including interest until April 1, 2003,
  collateralized by office building                                        93,000       96,000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)

                                                                          1999         1998
                                                                          ----         ----
Note payable, State of Wyoming, interest at 4%, due in monthly installments of approximately $1,000 including interest until paid,
  unsecured                                                           $    -       $     6,000
Installment loans payable, due at various times from May 2001 to
  April 2002, interest rates from 9.25% to 10%, secured by equipment       79,000       37,000
Note payable Wyoming Industrial  Development Corporation, interest at
  7.33%, payable $3,991 per month including interest until October 5,
  2002, collateralized by equipment.                                      139,000      157,000
Note payable Wyoming Industrial  Development Corporation, interest at
  6.96%, payable  $4,475 per month including  interest until June 15,
  2000, collateralized by equipment.                                       52,000       77,000

                                                                          456,000      468,000
Less current maturities                                                   134,000      128,000

                                                                      $   322,000  $   340,000


Aggregate maturities of long-term debt are as follow:

1999           $    66,000
2000               113,000
2001                81,000
2002                48,000
2003                13,000
Thereafter         135,000

               $   456,000


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

The following information is provided for the six months ended June 30, 1999 and 1998:

                                                 1999          1998
                                                 ----          ----
Working Capital                              $   427,000   $   152,000
Long-term debt to equity                           1:7.1         1:5.4
Cash provided by (utilized by operations)    $    24,000   $  (196,000 )
Cash and short-term investments available    $   214,000   $   240,000

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

                            Six Months Ended                   Quarter Ended
                                June 30,                          June 30,
                           1999             1998            1999             1998
                           ----             ----            ----             ----
Sales                $    1,499,000   $   1,120,000   $      787,000   $      716,000
Operating Expenses        1,075,000         922,000          548,000          525,000

                     $      424,000   $     198,000   $      239,000   $      191,000



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

Below is a table showing revenues and operating expense for the Company's oil and gas segment:

                            Six Months Ended                  Quarter Ended
                                June 30,                         June 30,
                           1999            1998            1999            1998
                           ----            ----            ----            ----
Sales                $      71,000   $      142,000  $       37,000   $      45,000
Operating Expenses          19,000           43,000           7,000          14,000

                     $      52,000   $       99,000  $       30,000   $      31,000



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

Year 2000 Compliance
--------------------

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




HAWKS INDUSTRIES, INC. (Registrant)



Date: February 11, 2000                BY:/s/Bruce A. Hinchey
Bruce A. Hinchey, President and
Chief Executive Officer

Date: February 11, 2000                BY:/s/Bill Ukele
Bill Ukele, Controller and
Chief Financial Officer