Form 10-Q/A
period 1999-09-30
HAWKS INDUSTRIES INC
filed 2000-02-14
CIK 15678

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

                    HAWKS INDUSTRIES. INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 September       December
                                                                    30,             31,
                                                                    1999           1998
                                                                    ----           ----
                                                                (Unaudited)
       ASSETS
       ------
CURRENT ASSETS
 Cash                                                         $      56,000   $     60,000
 Accounts Receivable                                                582,000        425,000
 Short-term investments                                             200,000        202,000
 Cost on uncompleted contracts in excess of related billings         50,000         15,000
 Other current assets                                                70,000         64,000

   Total current assets                                             958,000        766,000

PROPERTY AND EQUIPMENT, net (successful efforts method)           1,620,000      1,703,000

INVESTMENTS AND OTHER ASSETS
 Note receivable                                                     30,000         35,000
 Land investment                                                    196,000        196,000
 Available for sale investment                                      100,000        100,000
 Other assets                                                       237,000        257,000

                                                                    563,000        588,000

                                                              $   3,141,000   $  3,057,000


            LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
 Notes payable                                                $     225,000   $    203,000
 Current maturities of long-term debt                                89,000        128,000
 Accounts payable                                                   183,000        195,000
 Accrued liabilities                                                 66,000         36,000

   Total current liabilities                                        563,000        562,000

LONG-TERM DEBT                                                      310,000        340,000

CONTINGENT LIABILITY (See Note 4)                                      -               -

SHAREHOLDERS' EQUITY
 Capital stock:
 Preferred stock, $.01 par value, authorized 997,000
  shares: no shares issued                                             -               -
 Common stock, $.01 par value, authorized 5,000,000 shares
  issued 1,351,513 in 1999 and1998                                   13,000         13,000
 Capital in excess of par value of common stock                   3,045,000      3,046,000
 Retained (deficit)                                                (766,000 )     (897,000 )
 Less Common Stock held in treasury at cost, 24,808 and 6,175
  Shares in 1999 and 1998 respectively                              (24,000 )       (7,000 )

                                                                  2,268,000      2,155,000

                                                              $   3,141,000   $  3,057,000


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

Note 5.  Write down of impaired oil and gas properties

During the first quarter of 1999, the Company recorded an $80,000 write down  of
its producing  oil  and  gas  properties.   This  write  down  was  recorded  to
depreciation, depletion and  amortization expense.   The Company determined  the
carrying value of these properties was more than fair value. The fair value was determined by calculating the future net cash flows from the properties given the declining performance and prices received for oil and gas at the present time. Earnings per share were sixteen cents for the nine months ended September30, 1999 prior to write down and ten cents after the write down.

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

Environmental testing and management:

Environmental testing and management revenues increased to $2,054,000 in 1999 from $1,680,000 in 1998, a 22% increase for the nine months ended September 30, 1999 over the same period in 1998. Revenues for the quarter ended September 30,
1999 were $555,000  compared to  $560,000 in  1998.   The increase  in 1999  was
largely due to the Company acquiring one large contract in the first six months of 1999, while maintaining the Company's regular clients. After completion of one large contact in the first six months of 1999 with unusually low expenses and a gross profit percentage of approximately 30%, revenue during the three months ended September 30, 1999 declined. Environmental testing and management's operating expenses were also higher by $263,000, a 19% increase over the nine months ended September 30, 1998. The increases in operating expenses were the result of additional work as noted above. Operating expenses were $572,000 in the quarter ended September 30, 1999 compared to $462,000 in the same period in 1998, a 24% increase. Expenses for the three months ended September 30, 1999 increased as several key employees took vacation and were less productive pending the start of the next contacts. Below is a table showing net revenue and operating expenses for the Company's environmental industry:

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

Year 2000 compliance
-------------------

Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interrup-tion of operations, including temporary inability to perform accounting functions and delays in the receipt of payments from purchasers of oil and gas production and environmental testing customers. The Compay identified and is in the process of correcting applications. New software systems will be fully operational by December 1999. We are also working with our vendors and suppliers to assess their compliance. Costs to modify such applications remains immaterial to our results of operations or financial condition.

Letters have been accumulated from significant customers regarding their year 2000 compliacne. Assurance letters have also been received from all financial institutions. The relationships with third parties has been evaluated based on assurances presented. Failure of customers to be year 2000 compliant may lead to delays in payments and lost revenue to the Company. Although the Company believes its major customers are year 2000 compliant, there is no assurance that this is the case. In the event of disruptions caused by failure of customers to be year 2000 compliant, the Company believes there will be alternative purchases for the Company's production and the Environmental testing customer base is diversified over enough customers to avoid Company hardship.

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


                                        HAWKS INDUSTRIES, INC.
                                        (Registrant)

Date: February 11, 2000                  BY:   /s/ Bruce A. Hinchey
                                               -----------------------
                                               Bruce A. Hinchey, President and
                                               Chief Executive Officer

Date: February 11, 2000                  BY:   /s/ Bill Ukele
                                               ------------
                                               Bill Ukele, Controller and
                                               Chief Financial Officer