Form 10-K
period 1999-12-31
HAWKS INDUSTRIES INC
filed 2000-04-13
CIK 15678

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

                  For the fiscal year ended December 31, 1999


                         Commission file number 0-5781

                            HAWKS INDUSTRIES, INC.
                  ------------------------------------------
            (Exact Name of Registrant as specified in its charter)


        Wyoming                                              83-0211955
------------------------                           ---------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

913 Foster Road, Casper, Wyoming                               82601
---------------------------------------            ---------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (307) 234-1593
------------------------------------------------------------------------------



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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of the Common Stock, $.01 Par Value, on March 3, 2000, was $2,226,000.

As of March 3, 2000, Registrant had 1,326,705 shares of Common Stock, $.01 Par Value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART I.

ITEM 1 - BUSINESS
Forward-Looking Statements
--------------------------

This Form  10-K  includes "forward-looking  statements"  within the  meaning  of
Section 27A of the Securities Act Of 1933, as amended (the " Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended ( the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-K are forward looking statements. These forward-looking statements include, without limitations, statements under "ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition, Liquidity and Capital Resources", and notes to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K.


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

Consequently, the Company ceased the drilling of development wells on its properties, the drilling of exploratory wells under which it would share in the cost, and drastically reduced its exploration staff. Since that time the Company has participated in one exploratory well and four development wells. The Company does anticipate development drilling on certain coal-bed methane properties in the near future. In mid 1992, the Company further de-emphasized its oil and gas activities and determined to restrict their oil and gas business to buying and selling of producing properties. In conjunction with this decision, the Company sold most of the oil and gas interests wherein it acted as operator and reduced technical staff accordingly.

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

During late 1994, the Company received an unsolicited offer to buy its aviation publishing assets (IAP). Accordingly, as of December 31, 1994, substantially all of the publishing assets were sold for approximately $1,800,000. In this report, the results of operations of IAP have been shown as "discontinued operations" in accordance with generally accepted accounting principles.

As a result of the sale of IAP, it became impractical to continue the navigational supplies business (SanTech) and the printing business (Hawks Book Company). They are also included in discontinued operations. During 1995, all the assets of the printing company were sold and a significant amount of the "navigational supplies" assets were also sold.

In 1996, the Company made a significant investment in undeveloped real estate. The Company plans to hold this real estate as a long-term investment.

In 1999, the Company's principal operations consisted of Oil and Gas and Environmental Testing and Management.

The following industry segment information will give the reader a financial overview of each of the Company's industry segments. A detailed description of each segment follows thereafter.

                                                                1999          1998          1997
                                                                ----          ----          ----

   Sales to unaffiliated customers:
       Oil and gas industry                                 $   169,000   $   236,000   $   333,000
       Environmental testing and management industry          2,585,000     2,209,000     1,798,000

                                                            $ 2,754,000   $ 2,445,000   $ 2,131,000


   Operating profit or (loss):
       Oil and gas industry                                 $   (95,000 ) $    33,000   $   (36,000 )
       Environmental testing and management industry            316,000       246,000       (51,000 )
       Unallocated Corporate expenses                          (108,000 )    (151,000 )    (159,000 )

                                                            $   113,000   $   128,000   $  (246,000 )


   Identifiable assets:
       Oil and gas industry                                 $   583,000   $   750,000   $   854,000
       Environmental testing and management industry          1,516,000     1,127,000       893,000
       Corporate assets                                       1,118,000     1,180,000     1,447,000

                                                            $ 3,217,000   $ 3,057,000   $ 3,194,000


   Capital expenditures:
       Oil and gas industry                                 $         -   $     3,000   $    92,000
       Environmental testing and management industry            222,000       213,000        30,000
       Other capital expenditures                                72,000             -             -

                                                            $   294,000   $   216,000   $   122,000


   Depreciation, depletion and amortization:
       Oil and gas industry                                 $   184,000   $    79,000   $   111,000
       Environmental testing and management industry            120,000       106,000       103,000
       Other depreciation, depletion and amortization            16,000        23,000        40,000

                                                            $   320,000   $   208,000   $   254,000


   Interest Income:
      Oil and gas industry                                  $        -    $    10,000   $         -
      Environmental testing and management industry                  -              -         2,000
      Corporate interest                                        13,000         13,000        18,000

                                                            $   13,000    $    23,000   $    20,000


   Interest Expense:
      Oil and gas industry                                  $    6,000    $     5,000   $         -
      Environmental testing and management industry             36,000         36,000        29,000
      Corporate Interest                                        17,000         29,000        43,000

                                                            $   59,000    $    70,000   $    72,000



OIL AND GAS
-----------

To the date of this report the Company had participated in the drilling of 315 gross (63.47 net) wells of which 219 gross (39.17 net) have been successful. In general terms, the Company has ceased its drilling and exploration activity. The Company plans to participate in drilling certain coal-bed methane wells in the near future. The Company also has several oil and gas properties in the Brundage Canyon Field that it will attempt to have drilling completed on where the Company will have a non-operating interest.

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

In response to the current oversupply of natural gas, many purchasers have unilaterally reduced the quantities of gas purchased under existing contracts, and a number of purchasers have stated their intentions not to honor their contractual commitments to purchase specified quantities of gas from producers at the prices set out in their respective purchase contracts. In many instances, buyers cannot readily be located for gas production resulting in gas wells being shut-in or curtailed for various periods of time. In addition, many gas purchasers are refusing to honor obligations under so-called "take-or-pay" gas contracts. There can be no assurance that markets for gas and oil will not continue to decline.

The Company's contracts with its gas purchasers generally provide that they are not obligated to purchase all of the gas that the wells are capable of producing, and the Company has experienced curtailment problems to date. There is also no assurance that the Company will not experience significant curtailment problems in the future.

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

The wellhead sale of natural gas in the United States is subject, with certain significant exceptions, to a regulatory scheme implemented pursuant to the Natural Gas Policy Act of 1978 (the "NGPA") and overseen by the Federal Energy Regulatory Commission (the "FERC"). The NGPA classified gas into various categories in maximum permissible prices. However, none of the NGPA prices can be collected unless purchasers willing to pay such prices can be located. Because of the general decline in prices for oil and gas, many of the contracts for purchases of gas at NGPA maximum prices have been renegotiated. Contract provisions allowing price reductions have been exercised or purchasers have refused to accept production at such prices claiming, among other defenses, force majeure and commercial impracticability. As a result, a larger and increasing percentage of gas is sold at prices below NGPA maximum lawful rates. Sales of gas at prices lower than such NGPA rates are common throughout the natural gas industry.


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

Generally, this deduction is a specified percentage (currently 15%) of gross income from oil and gas property. Percentage depletion may not exceed 100% of the net income, and is limited in the aggregate to 65% of the Company's taxable income. Any depletion exceeding the 65% limitation, however, may be carried over indefinitely. At December 31, 1999, this carryover was $2,159,000.

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

The Company at December 31, 1999 had a net operating loss ("NOL") carryforward of $7,286,000.

The Tax  Reform  Act  of  1986  made substantial  changes  with  regard  to  NOL
carryforwards.   After  an "ownership  change"  the  taxable income  of  a  loss corporation available for offset by pre-change NOL carryforwards is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three-year period preceding the test date. Under federal tax law, the amount and availability of loss carryforwards are subject to a variety of interpretations and restrictive tests applicable to the Company. Under the Code, the utilization of such loss carryforward could be limited or effectively lost upon certain changes in ownership. The net operating loss carryforwards expire between 2000 and 2012.

ENVIRONMENTAL TESTING AND MANAGMENT
-----------------------------------

Competition
-----------

The Environmental Testing and Management industry is also highly competitive. Many of the company's competitors both in its primary market areas and throughout the United States are substantially larger and have significantly greater financial and human resources.

Markets
-------

The Company concentrates its activities primarily in the Rocky Mountains, the mid-continent area and in Texas. However, during, 1997, 1998 and 1999, the company provided services for customers in 16, 14, and 14 different states respectively, and one foreign country (Indonesia). In the area of air quality and air emissions, the Company provides to its customers compliance testing for air emissions in accordance with certain federal and state environmental standards. In addition, they perform evaluations of process operations for the users of emissions equipment; and to a lesser degree, the Company performs "performance guarantees" for newly purchased abatement equipment for some of its customers. The Company also provides ambient air surveys for new or renewable air emission permits.

In addition, the Company also provides industrial hygiene and indoor air quality evaluations, as well as corrective planning with a full-time professional certified industrial hygienist on staff.

In the area of water waste, the Company performs analysis for virtually all kinds of discharge of water waste. The company also evaluates public and private drinking water supplies for compliance with existing environmental standards. The Company performs environmental analysis of real property for customers involved in the transfer of real property. This includes the analysis for lending institutions prior to funding the purchase of real property. Lastly, the Company provides soil analysis primarily for the mining industry.

The following companies are considered major customers who accounted for ten percent or more of total environmental testing and management revenue in 1999, 1998 and 1997.

                             1999      1998      1997
Company                     Revenue   Revenue   Revenue

Newmont                       2%         -        9%
Arthur D. Little              26%        -         -
Owens                         22%       28%       12%
Amoco                         7%        8%        10%
Remediation Technologies      3%        16%        -

As noted under competition, the Environmental Testing and Management industry is highly competitive. There are no relationships between the Company and its customers. No adverse effects have been noted from the loss of any customers noted above.

Regulation
----------

The Clean Drinking Water Act mandates certification requirements for laboratories that are engaged in the analysis of public drinking water. In addition, the Company is subject to certain regulations of the Nuclear Regulatory Commission governing testing standards for environmental laboratories.

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

Taxation
--------

The Company's environmental contracts are generally not individually significant. To the degree that a contract is in process at year-end, the Company employs the completed contract method of accounting for income taxes. Generally, this method provides that no profit or loss will be recognized on a contract until such time as the contract is completed. In the environmental testing business, there is no feasible way to determine the percentage of completion for many types of contracts.

EMPLOYEES
---------

As of the date of this report, the Company has 23 full-time employees. (Administration and Accounting 3, Environmental 18 and Corporate Management 2). All employees are provided with the opportunity to participate in a comprehensive health and benefits package. All eligible employees participated in the Company's Employee Stock Ownership Plan until it was dissolved in June 1999. Employees do have the option of participating in the Company's 401 (K) plan.

None of the employees are represented by a union and the Company believes that its relationship with its employees is good.

ITEM 2 - PROPERTIES

PROPERTIES - REAL ESTATE
------------------------

The Company owns facilities consisting of three separate buildings located on approximately seven acres.

On March 22, 1994, the Company purchased a 7,600 square foot office building and 3,000 square foot laboratory on 4 acres in an industrial park in Casper. In late 1999, the company added a 4,500 square foot addition to this facility for use in their environmental testing and management business. This facility will accommodate the expected growth of the Company's environmental business and now houses the Corporate oil and gas, environmental testing, and accounting offices.

The Company also owns a 5,000 sq. ft. building in San Marcos, Texas, which housed all environmental personnel and equipment for the Company's Texas operations. This building has been listed for sale.

In addition, W.E.S.T. rents office space in Evanston, Wyoming on a month-to-month basis from a third party.

Management believes that the existing facilities are adequate for current needs.

In late 1996, the Company purchased 33.7 acres of undeveloped commercial real estate in Casper, Wyoming. The land is adjacent to and fronts Interstate 25 and is dissected by East Second Street (the main business thoroughfare in Casper). The land was purchased for less than 18 cents per square foot. There is no announced timetable for development of the land.

Disclosures of Oil and Gas Producing Activities
-----------------------------------------------
In accordance with FASB Statement No. 69 "Disclosure About Oil and Gas Activities", the Company presents estimates of oil and gas reserves in order to assist the reader in making an evaluation of the Company's reserves. Inherent in the reserve evaluation process are numerous risks associated with attempting to quantify unknown volumes and unknown costs. The reader is reminded therefore that the following information is not presented as actual, but rather as estimates of future expectations. The following reserve information was based on year-end prices. The reader is reminded that oil and gas prices have fluctuated since year-end and management foresees further fluctuation, both up and down.

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                   (All Activities are in the United States)

                                                        DECEMBER 31,
                                                        ------------
                                              1999          1998         1997
                                              ----          ----         ----
Proved oil and gas properties            $   1,561,000  $ 1,655,000 $  1,659,000
Unproved oil and gas properties                 14,000       16,000       29,000

                                             1,575,000    1,671,000    1,688,000
Accumulated depreciation, depletion
      and amortization, and valuation
      allowances                               992,000      905,000      834,000

Net Capitalized costs                    $     583,000  $   766,000 $    854,000



     COST INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION, AND DEVELOPMENT
              ACTIVITIES (All Activities are in the United States)

                                             Year Ended December 31,
                                           1999         1998          1997
                                           ----         ----          ----
Acquisition of properties
     Proved                            $      -     $      -     $       -
     Unproved                                 -            -             -
     Exploration costs                        -            -             -
     Development costs                      1,000        3,000       69,000

                                       $    1,000   $    3,000   $   69,000


                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                   (All operations are in the United States)

                                                      1999         1998          1997
                                                      ----         ----          ----
Revenues:
     Oil and gas sales                             $ 169,000    $ 236,000     $ 322,000
     Gain on sale of assets                               -            -         11,000

                                                     169,000      236,000       333,000

Expenses:
     Production costs                                 40,000       46,000       129,000
     Unsuccessful exploration                          3,000        7,000        10,000
     Depreciation, depletion valuation
       provisions and impairments                    184,000       84,000       111,000

                                                     227,000      137,000       250,000

                                                     (58,000 )     99,000        83,000
     Income Tax                                           -            -             -

Results of operations from producing
     activities (excluding corporate overhead
     and interest costs)                           $ (58,000 )  $  99,000     $  83,000


Change in reserves

The Company has not had reserve 1 reports prepared since 1991, because of the cost to prepare and oil and gas sales being a minor amount on the Company's Statements of Operations. When required to prepare a reserve report to present information as required by FASB 69, the Company authorized a reserve study at the end of 1999.

The Company's major reserves come from two prospects, one in the Recluse Field in Campbell County, Wyoming where the reports show 813,000 mcf's of gas, of which 791,000 are proved undeveloped reserves. The proved undeveloped reserves are the result of the active coal bed methane play that is currently unfolding in the Powder River Basin. The other major prospect is in Duchesne County, Utah. The Company is showing 52,000 barrels of oil and 62,000 mcf's of gas on this prospect of which 26,000 barrels of oil and 41,000 mcf's are proved undeveloped on a direct offset of a good producer.

1 - The reserves were determined by an independent consulting geologist as of December 31, 1999.

                          RESERVE QUANTITY INFORMATION
                    ( All Reserves are in the United States)

                                        1999               1998               1997
                                        ----               ----               ----
                                     Bbls McF           Bbls McF           Bbls McF
Proved developed
and undeveloped reserves
   (a) (b)
Beginning of year                  64,900 1,210,000   73,200 1,278,000   84,200  1,327,000
Revision of previous estimates          -         -        -         -        -          -
Purchase of minerals in place           -         -        -         -        -          -
Extension and discoveries               -         -        -         -        -          -
Production                          5,300  (48,000)  (8,300)  (68,000) (11,000)   (49,000)
Sales or exchange of minerals in
place                                   -         -        -         -        -          -

                                   59,600 1,162,000   64,900 1,210,000   73,200  1,278,000

Proved developed reserves:
Beginning of year                  38,800   347,000   47,100   415,000   58,100    464,000
End of Year                        33,500   301,000   38,800   347,000   47,100    415,000

(a) The Company has no oil and gas applicable to long-term supply agreements with Government or authorities in which the Company acts as producer.
(b) The Company does not file reserve reports with any Federal authority or agency.

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW AND CHANGES THEREIN
                     RELATED TO PROVED OIL AND GAS RESERVES
                    (All Reserves are in the United States)

                      Standardized Measure is as follows:

                                              1999             1998             1997
                                              ----             ----             ----
Future cash flows                        $   3,118,000    $   3,191,000  $    4,275,000
Future production and development cost        (836,000 )       (618,000 )    (1,875,000 )
Future Income taxes                              -                -                -

Future net cash flows                        2,282,000        2,573,000       2,400,000
10% annual discount rate                      (685,000 )       (772,000 )      (720,000 )

     Discounted future net cash flows    $   1,597,000    $   1,801,000  $    1,680,000


The following are the principal sources
of change in the standardized measure
of discounted future net cash flows:

Balance, beginning of the year           $   1,801,000    $   1,680,000  $    1,666,000
Sales, net of production cost                 (129,000 )       (179,000 )      (187,000 )
Net Changes in process and production
   costs                                      (255,000 )        135,000         103,000
Discoveries and purchase of reserves in
   place                                            -               -                 -
Development costs incurred                          -            (3,000 )       (69,000 )
Revision of previous quantity estimates             -                -             -
Accretion of discount                          180,000          168,000         167,000


     Balance, end of year                $   1,597,000    $   1,801,000  $    1,680,000



Net Quantities of Oil and Gas Produced
--------------------------------------

The net quantities of oil and gas produced by the Company during each of the last three fiscal years are as follow:

            Oil (bbls)   Gas (Mcf)
            ----------   ---------
   1998           8,300      68,000
   1997          11,000      49,000

Average Sales Price and Production Costs
----------------------------------------

The following table reflects information concerning each of the last three fiscal years:

                                 1999        1998        1997
                                 ----        ----        ----
Average sales price per bbl      14.10      $12.03       $18.25
Average sales price per MCF      1.96          1.99        2.30
Average production cost per
  net equivalent bbl*            3.30          2.32        6.55

* Natural gas has been converted into equivalent bbls using a conversion ratio of 6:1.

Productive Wells
----------------

The following table reflects the total gross and net wells, expressed separately for oil and gas as of December 31, 1999.

                   Gross                                     Net
                   -----                                     ---
              Oil        Gas                         Oil          Gas
              21         47                          1.23        0.94

Drilling Activity
-----------------

The following reflects the exploratory and development wells drilled for the past three years.

                               Exploratory Wells
                               -----------------
           Productive               Dry               Total Wells
           ----------               ---               -----------
        Gross       Net       Gross       Net       Gross       Net
1999      0          0          0          0          0          0
1998      0          0          0          0          0          0
1997      0          0          0          0          0          0

                               Development Wells
                               -----------------
           Productive               Dry               Total Wells
           ----------               ---               -----------
1999      0          0          0          0          0          0
1998      0          0          0          0          0          0
1997      0          0          0          0          0          0

The Company has not participated in  the drilling of exploratory wells in  1999,
1998 nor 1997.   The  Company did not  participate in  drilling any  development wells in 1999, 1998 or 1997.

Title to Properties
-------------------

As is customary in the oil and gas industry, a preliminary title check is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. Before the commencement of drilling operations, curative work determined to be appropriate because of a title examination is customarily performed with respect to significant defects before the Company commences such operations. The Company believes that the title to its properties is marketable in accordance with standards generally acceptable in the oil and gas industry.


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

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS


The Company's Common Stock is traded in the over-the-counter market and is quoted by NASDAQ under the symbol "HAWK". The high and low closing bid quotations for the calendar period indicated, as reported by NASDAQ and then restated to reflect the February, 1998, 20 for 1 reverse stock split, are shown in the following table:

                                              Bid Price
                                              ---------
                                     HIGH                  LOW
                                     ----                  ---
1997: First Quarter                  3 1/2                3 1/8
      Second Quarter                 3 1/8                1 1/4
      Third Quarter                  4 3/8                1 7/8
      Fourth Quarter                 3 1/8                1 1/4

1998: First Quarter                  2 1/2                 5/8
      Second Quarter                 1 5/8                 7/8
      Third Quarter                 1 11/16                 1
      Fourth Quarter                1 29/32               1 1/8

1999: First Quarter                    7/8                 7/8
      Second Quarter                 1 1/2                1 1/2
      Third Quarter                  1 1/8                  1
      Fourth Quarter                 1 1/8               1 1/32

Bid quotations represent prices between dealers, do not include retail markup, markdown, or commissions and do not necessarily represent actual transactions.


Number of Shareholders
----------------------

As of March 3, 2000, there were 815 holders of record of the Company's Common Stock.

Dividends
---------

The Company has never paid any dividends on its common stock and does not have any current plans to pay any dividends in the foreseeable future. Should the Company determine at some future date that the payment of dividends would be desirable, any such dividends would be dependent upon the earnings and financial condition of the Company.

ITEM 6 - FINANCIAL DATA

All data as retroactively restated to conform with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                                                Year Ended December 31,
                                                -----------------------
                                 1999         1998         1997         1996         1995
                                 ----         ----         ----         ----         ----
Operating revenues from
 continuing operations         2,754,000    2,445,000    2,131,000    2,146,000    3,293,000

Net income (loss) from
 continuing operations           113,000      128,000     (275,000)    (731,000)     110,000

Net income (loss)                224,000      150,000     (275,000)    (744,000)    (274,000)

Income (loss) from continuing
 operations per share*               .17          .11         (.20)        (.55)         .08

Net income (loss per share:)         .17          .17         (.20)        (.56)        (.21)

Total assets                   3,217,000    3,057,000    3,194,000    3,776,000    4,015,000

Long-term debt                   279,000      340,000      415,000      445,000      493,000

Shareholders' equity           2,362,000    2,155,000    2,012,000    2,248,000    2,992,000

Dividends declared per share           -            -            -            -            -

*  As restated for 20:1 reverse stock split.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

During 1999, management continued to make positive steps to improve the financial position of the Company. During the first six months of the year the Company negotiated two large contracts that helped increase total revenues by $309,000. Accounts receivable have increased by $230,000; this increase was due to the Company selling certain lab equipment and future lab sales to a limited liability company, in which the Company will retain an interest.

The Company through local banks has still been able to use accounts receivable as collateral for short-term borrowings for current cash demands in its environmental engineering business. These short-term borrowings, along with a $200,000 revolving line of credit, has enabled the Company to perform on large contracts in its environmental engineering segment. At December 31, 1999 the Company had borrowed $145,000 from the line of credit. The Company still has a $155,000 line of credit for its oil and gas operations. At December 31, 1999, the Company had borrowed $65,000 from this line of credit.

During 1999, the Company purchased $294,000 in property and equipment compared to $216,000 in 1998. Of the $294,000 purchased in 1999, $73,000 was for an addition to its building located at 913 Foster Road in Natrona County, Wyoming. This addition was to aid its environmental engineering segment. The remainder of the additions was mainly for the environmental engineering segment, as the Company needed additional equipment to handle several large contracts. The Company also used part of the $294,000 to purchase a computer networking and accounting system for the Company's offices.

Shown in current liabilities, notes payable, is a $73,000 building loan, which is in the process of being negotiated into a long-term loan with a local bank.
The Company reduced short and long-term debt by $37,000 during the year; excluding the building loan the Company would have reduced debt by $110,000.

The Company continues to attempt to sell or lease its facilities in San Marcos, Texas. The sale of this property would have a significant positive impact on the Company's liquidity and capital resources.

The Company continues to hold 33.7 acres of undeveloped commercial real estate outside Casper, Wyoming, which it purchased in late 1996. The land is adjacent to, and fronts, Interstate 25 and will be bisected by Second street (the main business thoroughfare in Casper) if future city expansion continues. The land was purchased for less than 18 cents per square foot. Business real estate development has increased at adjoining properties, with major corporations moving into the area. There is no announced timetable for development of this land.

The following information is provided for the years ending December 31, 1999 and 1998:

                                                 1999           1998
                                                 ----           ----


Working Capital                              $  383,000  * $   204,000 *
Long-term debt to equity                         1:8.5         1:6.3
Cash provided by operations                     221,000        136,000
Cash and short-term investments available       228,000        262,000

* $73,000 and $140,000 loan on office building listed as current liability in 1999 and 1998.

After impairment, Management believes that the carrying value of producing oil and gas properties is not in excess of the fair value. Carrying value of producing properties, net of depletion and depreciation, is $583,000. Oil and gas revenues, net of expenses, were $126,000 for the year before depreciation, depletion, and impairment. As many of the Company's producing properties are natural gas properties, with lives in excess of twenty-five years, we believe the carrying value is fully recoverable.

In addition, the Company has carrying value of $14,000 on non-producing properties, which is net of an allowance for impairment of $2,000. Management believes, since the majority of the non-producing properties are mineral interests, the allowance is adequate and the remaining costs in the assets will be recovered.

Management knows of no environmental assessment problems or of the potential of any such environmental assessment. All purchased real estate had environmental studies performed prior to purchase and our environmental laboratory has been instructed on the appropriate procedures for disposal of various kinds of wastes (although relatively insignificant in amount). Wastes are tested prior to legal disposal as part of an environmental assurance program.

Results of operations
---------------------

Environmental revenues increased to $2,499,000 in 1999 from $2,211.000 in 1998 and $1,792,000 in 1997, demonstrating a 13% increase from 1998 and a 39% increase above 1997. These increases were the result of the Company acquiring several large clients in 1999 and 1998 while maintaining the Company's regular clients. Environmental expenses increased from $1,856,000 in 1998 to $2,148,000 in 1999, a 16% increase. This increase was the result of increased costs due to increased work. Environmental expenses increased by $110,000 from 1997 to 1998. This was also the result of increased work. Below is a table illustrating net revenues and operating expenses for the Company's environmental industry:

                                   1999             1998            1997
                                   ----             ----            ----
Sales                         $  2,499,000    $   2,211,000   $   1,792,000
Operating Expenses               2,148,000        1,856,000       1,746,000

                              $    351,000    $     355,000   $      46,000



Oil and gas sales declined from $236,000 in 1998 to $169,000 in 1999. This was a 28% decline between 1998 and 1999. This decline was the result of declining production largely caused by operator's shutting-in oil and gas wells due to low oil and gas prices for most of the years of 1998 and 1999. Oil and gas sales declined from $322,000 in 1997 to $236,000 in 1998. This was a 27% decline. This decline from 1997 to 1998 was the result of falling prices in 1998 and flush production from three wells drilled in late 1996, benefitting 1997 sales. Oil and gas expenses decreased from $53,000 in 1998 to $44,000 in 1999, a 17% decrease. This was the result of fewer wells being operated due to low oil and gas prices. Oil and gas expenses also decreased from $139,000 in 1997 to $53,000 in 1998. This decline was largely due to less maintenance being performed due to lower prices received for oil during 1998. Below is a table showing revenues and operating expenses per year for the Company's oil and gas industry:

                         1999            1998          1997
                         ----            ----          ----
Sales               $    169,000    $   236,000   $   322,000
Operating Expenses        44,000         53,000       139,000

                    $    125,000    $   183,000   $   183,000



Depreciation, depletion and amortization were $320,000 in 1999 compared to $208,000 in 1998. This was a 54% increase caused by a one time write off of $80,000 of oil and gas properties in the first quarter of 1999 (see Note 14 write down of impaired oil and gas properties). The company decided due to low prices and declining production the properties were not worth the carrying value on the books. Other than this write down depreciation, depletion, and amortization was fairly stable for the two years. Depreciation, depletion and amortization was $254,000 in 1997 compared to $208,000 in 1998. This decrease from 1997 to 1998 was a result of a decline in production from prior years in the Brundage Canyon Field and the sale of the buildings located at 6WN Road in Natrona County, Wyoming.

General and administrative costs decreased from $200,000 in 1998 to $129,000 in 1999; this decrease was caused by certain cost cutting activities such as the Company decreasing staff and the costs related to those employees. General and administrative costs declined from $238,000 in 1997 to $200,000 in 1998, which was also the result of cuts in employees and their related expenses.

Interest expense decreased from $70,000 in 1998 to $59,000 in 1999. This decrease was the result of lower borrowing base for most of the year and low interest rates on most of the Company's loans. Also decreasing interest expense in 1999 was the sale of the Company's properties on 6WN Road in Natrona County, Wyoming and no longer having the associated notes payable on these properties in 1999. Interest expense was approximately the same for years 1997 and 1998.

Interest income was $13,000 in 1999 compared to $23,000 in 1998. The 1998 interest income was aided by a one time collection of interest on royalties that were not paid in the period allowed, otherwise interest income would have been the same. Interest income for 1998 compared to 1997 was $3,000 higher. This as noted above in 1998, was the result of interest collected on royalties not paid in the period allowed.

Overall, total revenues increased by 12.6% during 1999, because of acquiring several large contracts in the environmental testing and management industry. This increase more than compensated for the decline in oil and gas prices and production. Total operating expenses increased by 14%, primarily the result of higher costs in the environmental testing and management industry, which more than offset declines in general and administrative costs and lower costs in the oil and gas industry.


Year 2000 Compliance
--------------------

Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to perform accounting functions and delays in the receipt of payments from purchasers of oil and gas production and environmental testing customers. The company identified and is in the process of correcting applications. New software systems were fully operational in December 1999. We are also working with our vendors and suppliers to assess their compliance. Costs to modify such applications remains immaterial to our results of operations or financial condition. Letters have been accumulated from significant customers regarding year 2000 compliance. Assurance letters have also been received from all financial institutions. The relationships with third parties has been evaluated based on assurances presented. Failure of customers to be year 2000 compliant may lead to delays in payments and lost revenue to the Company. Although the Company believes its major customers are year 2000 complaint, there is no assurance that this is the case. In the event of disruptions caused by failure of customers to be year 2000 compliant, the Company believes there will be alternative purchases of the Company's production and the Environmental testing services and the Customer base is diversified over enough customers to avoid Company hardship.

No problems have been encountered as a result of Year 2000.

ITEM 8 - FINANCIAL STATEMENTS


Hawks Industries, Inc. and Subsidiaries


Index to Consolidated Financial Statements

Report of Certified Public Accountants on
    the Financial Statements                             20
Consolidated Balance Sheets                              21
Consolidated Statements of Operations                    22
Consolidated Statements of Shareholders' Equity          23
Consolidated Statements of Cash Flows                    24
Notes to Consolidated Financial Statements               25-36

          ------------------------------------------------------------
                        LOVELETT, HARGENS & SKOGEN, P.C.
                        ------- --------- ------- ------
                          Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Hawks Industries, Inc.
Casper, Wyoming

We have audited the accompanying consolidated balance sheets of Hawks Industries, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our report dated February 12, 1999, we expressed an opinion that the 1998 and 1997 financial statements did not fairly present financial position, results of operations and cash flows in conformity with generally accepted accounting principles because the Company had not provided for recognition of deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As described in Note 4, the Company has changed its method of accounting for that item and has restated its 1998 and 1997 financial statements to conform with generally accepted accounting principles. Accordingly, our present opinion on the 1998 and 1997 financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawks Industries, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

                                   /s/ Lovelett, Hargens & Skogen, P.C.
Casper, Wyoming
March  2, 2000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                        ASSETS                 1999          1998
                        ------                 ----          ----
CURRENT ASSETS
   Cash                                    $    28,000  $     60,000
   Accounts receivable                         655,000       425,000
   Short-term investments                      200,000       202,000
   Costs on uncompleted contracts in
      excess of related billings                 9,000        15,000
   Other current assets                         67,000        64,000

      Total current assets                     959,000       766,000


PROPERTY AND EQUIPMENT, net
 (successful efforts method)                 1,672,000     1,703,000

INVESTMENTS AND OTHER ASSETS
   Note Receivable                              29,000        35,000
   Land Investment                             196,000       196,000
   Available for sale investment               100,000       100,000
   Other Assets                                261,000       257,000

                                               586,000       588,000

                                           $ 3,217,000  $  3,057,000


    LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES
   Notes payable                           $   283,000  $    203,000
   Current maturities of long-term debt         72,000       128,000
   Accounts payable                            172,000       195,000
   Accrued liabilities                          49,000        36,000

      Total current liabilities                576,000       562,000

LONG TERM DEBT                                 279,000       340,000

CONTINGENT LIABILITY ( See Note 13)                  -             -

SHAREHOLDERS' EQUITY
   Capital stock:
   Preferred stock, $.01 par value;
       authorized 997,000 shares; no
       shares issued                                 -             -
   Common stock, $.01 par value,
       authorized 5,000,000 Shares;
       shares issued 1,351,513 in 1999
       and 1998                                 13,000        13,000
   Capital in excess of par value of
       common stock                          3,046,000     3,046,000
   Retained (deficit)                         (673,000)     (897,000)
   Less Common Stock held in treasury at
      cost, 24,808 and 6,175
      shares in 1999 and 1998,
      respectively                             (24,000)       (7,000)

                                             2,362,000     2,155,000

                                           $ 3,217,000  $  3,057,000


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1999, 1998 and 1997

                                                  1999            1998            1997
                                                  ----            ----            ----
Operating revenue:
   Oil and gas                               $     169,000   $     236,000   $     322,000
   Environmental testing and management          2,499,000       2,211,000       1,792,000
   Gain (loss) on sale of assets                    86,000          (2,000 )        17,000

                                                 2,754,000       2,445,000       2,131,000

Operating expenses:
   Oil and gas                                      44,000          53,000         139,000
   Environmental testing and management          2,148,000       1,856,000       1,746,000
   Depreciation, depletion and amortization        320,000         208,000         254,000
   General and administrative                      129,000         200,000         238,000

                                                 2,641,000       2,317,000       2,377,000

Operating income (loss)                            113,000         128,000        (246,000 )
Other income (expense):
   Other income                                    157,000          21,000          34,000
   Interest income                                  13,000          23,000          20,000
   Interest expense                                (59,000 )       (70,000 )       (72,000 )
   Sale of buildings                                     -          48,000               -

Gain (loss) before taxes                           224,000         150,000        (264,000 )

Provision for taxes:
   Current                                               -               -               -
   Deferred                                              -               -         (11,000 )

                                                         -               -         (11,000 )

Net income (loss)                            $     224,000   $     150,000   $    (275,000 )


Weighted average number of
     common shares outstanding                   1,314,593       1,351,451       1,351,147


Earnings (loss) per common share             $         .17   $         .11   $        (.20 )



See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997

                                                           Capital in    Accumulated       Common Stock
                                  Common Stock Issued      Excess of      Earnings       Held in Treasury
                                  -------------------                                    ----------------
                                  Shares        Amount     Par Value      (Deficit)     Shares      Amount
                                  ------        ------     ---------      ---------     ------      ------
Balance January 1, 1997           1,339,443      13,00   $   3,007,000      (772,00 )            $        -
Stock issued to Employee
  Stock Ownership Plan Trust         11,967           -         39,000                                    -
Net loss                                 -            -            -        (275,00 )         -           -

Balance December 31, 1997         1,351,410      13,00       3,046,000    (1,047,00 )         -           -
Purchase of Treasury Stock                -                          -                    6,17        7,000
Additional Shares issued
  in 20 for 1 Reverse Split             103                          -                                    -
Net Income                                -                          -       150,00                       -

Balance December 31, 1998         1,351,513      13,00       3,046,000      (897,00 )     6,17        7,000
Purchase of Treasury Stock              -            -            -              -       60,00       59,000
Sale of Treasury Stock                  -            -            -              -      (10,00      (10,000)
Transfer to ESOP                        -            -            -              -      (31,36      (32,000)
Net income                              -            -            -          224,00           -           -

Balance December 31, 1999         1,351,513      13,00   $   3,046,000      (673,00 )    24,80   $   24,000



See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997
                                                           1999         1998          1997
                                                           ----         ----          ----
Cash flows from operating activities:
   Net income (loss) from operations                   $   224,000  $   150,000   $  (275,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
     Depreciation, depletion and amortization              225,000      208,000       254,000
     Deferred tax adjustment                                    -             -        11,000
     Net gain on sale of assets                            (86,000)     (46,000 )     (17,000)
     Impairment of oil and gas
       property                                             95,000        5,000         6,000
     Changes in operating assets and liabilities:
        Increase in accounts receivable                   (230,000)     (95,000 )     (10,000)
        Decrease (increase) in costs in excess of
          billings and other current assets                  3,000      (17,000 )      41,000
        Decrease in accounts payable and
            accrued expenses                               (10,000)     (69,000 )    (158,000)

Net cash flows provided by (used in) oper. activities      221,000      136,000      (148,000)


Cash flow from investing activities:
   Purchases of property and equipment                    (294,000)    (216,000 )    (122,000)
   Proceeds from sale of properties                         91,000      358,000        33,000
   Increase in other assets                                 (4,000)     (42,000 )      (2,000)
   Decrease in land investment                                  -         6,000            -
   Decrease in note receivable                               6,000        3,000         4,000
   Decrease in short-term investments                        2,000        3,000       366,000

Net cash (used in) provided by investing activities       (199,000)     112,000       279,000


Cash flows from financing activities:
   Purchases of Treasury Stock                             (60,000)      (7,000 )           -
   Sale of Treasury Stock                                   43,000            -            -
   Proceeds from debt obligations incurred                 152,000      137,000       200,000
   Reduction of debt obligations                          (189,000)    (348,000 )    (349,000)

Net cash (used in) financing activities                    (54,000)    (218,000 )    (149,000)


(Decrease) increase in cash and cash equivalents           (32,000)      30,000       (18,000)
Cash and cash equivalents at beginning of year              60,000       30,000        48,000

Cash and cash equivalents at end of year               $    28,000  $    60,000   $    30,000


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Nature of business:

The Company, through its subsidiary, Western Environmental Services and Testing, Inc. (WEST), acquired in 1992, is engaged in the environmental testing and management business. WEST's emphasis and area of greatest expertise is in air quality testing. Professional air quality evaluations are performed to determine the emissions of pollutants into the atmosphere from industrial sources. Industrial hygiene, along with indoor air quality for the general public and private business sectors, is also provided.

The chemical laboratory, with analytical services for air, soils and water is located at the Casper facility. During 1993, WEST formed a subsidiary, Western Environmental Services, Inc. to manage environmental remediation and clean-ups. Due to the decline in the funding of clean-ups nationwide, this subsidiary was closed in 1999.

The Company provides services to the  general public, although most clients  are
industrial entities.   Fees for  services are due  upon receipt  of invoice  and
normally collected within sixty to ninety days.

In December of 1999, through its wholly owned subsidiary, Western Environmental Services & Testing, Inc., the Company and an outside laboratory, sold lab equipment to a limited liability company, Enviro Test Laboratories, LLC. This laboratory was formed to provide analytical services for air, soils and water for private, industrial, and government entities. The Company will be a member with a 30% interest in the LLC. At December 31, 1999 the LLC was still in the formation stage and had no activities.

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

The Company formed Central Wyoming Properties, Inc. (a wholly owned subsidiary) in 1996 to acquire real estate investments. The Company, through a joint venture with outside parties, to date, has acquired an ownership share of one property. Hawks and Central Wyoming Properties, Inc. have an undivided interest in the land investment.

This summary of significant accounting policies of Hawks Industries, Inc. and subsidiaries (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of consolidation:

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. In consolidation, all significant intercompany accounts and transactions have been eliminated. Enviro Test Laboratories, LLC is being reported on the equity method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The  Company  has  one  wholly  owned  oil  and  gas  subsidiary,   Burton/Hawks
Exploration Co., Ltd.

The Company also owns 100% of W.E.S.T. which provides environmental testing and management services. W.E.S.T. has one wholly owned subsidiary, Western Environmental Services, Inc. which managed environmental clean-up projects and performs site evaluations.

The Company also owns 100% of Central Wyoming Properties, Inc. which has real estate investments.

Cash equivalents:

For purposes of the Statement of Cash Flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of credit risk for cash held at banks:

The Federal Deposit Insurance Corporation insures up to $100,000 of deposits maintained at any one financial institution. On December 31, 1999, the Company had approximately $128,000 in excess of insured levels.

Accounts receivable:

Accounts receivable consist of regular receivables from customers.

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

In addition, unamortized capital costs of proved oil and gas properties at a field level are reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", fair value is determined by discounting expected future cash flows from proved reserves using 10% and 15% discount rates commensurate with the risks involved.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings and leasehold improvements, furniture and fixtures, transportation equipment, and engineering and lab equipment are stated at cost and depreciated over their estimated useful lives ranging from three to forty years principally by the straight-line method.

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

Income taxes:

As described in Note 4, the Company has retroactively restated the financial statements for deferred taxes as required by SFAS No. 109, Accounting for Income Taxes.

Investment tax credits will be reflected in the Statements of Operations as a reduction of income taxes in the year in which they become available for use.

Earnings per share:

Earnings per common share were computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the year. Computation of the weighted average number of outstanding shares excludes common stock equivalents because they have no effect for 1999. On January 8, 1998, at the Company's Annual meeting, a proposal was submitted to effect a 20 for 1 reverse stock split which reduced the company's outstanding shares from 27,028,194 to 1,351,513. Therefore, throughout these financial statements, earnings per share have been restated to reflect the reverse split.

Bad debt:

Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

Covenant not to compete

The covenant not to compete is being amortized over the four year life of the agreement on the straight-line method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs:

Environmental expenditures that relate to current operations are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. At December 31, 1999 and 1998, no liabilities have been recorded as the Company believes they have no such liabilities. In addition, the Company has some bonding and insurance coverage in place in the event reclamation costs incur in the future.

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

Note 2.   Property and Equipment

Property and equipment at December 31, 1999 and 1998 consists of the following:


                                                                 1999           1998
                                                                 ----           ----
 Non-producing oil and gas properties, net of valuation
   allowance of $2,000 in 1999 and $2,000 in 1998           $      14,000  $      14,000
 Producing oil and gas properties                               1,561,000      1,655,000
 Furniture and fixtures                                           417,000        369,000
 Transportation equipment                                         207,000        200,000
 Buildings and leasehold improvements                             397,000        371,000
 Engineering and lab equipment                                  1,127,000      1,258,000
 Other                                                             45,000         59,000

                                                                3,768,000      3,926,000
 Less accumulated depreciation and depletion                    2,096,000      2,223,000

                                                            $   1,672,000  $   1,703,000


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Notes Payable, Long-Term Debt and Pledged Assets

      Notes payable were as follow at December 31, 1999 and 1998:
                                                                        1999        1998
                                                                        ----        ----
Revolving line of credit $155,000, interest at Citibank Prime plus /%, (9.25% at December 31, 1999) Maturing
   September 16, 2000, collateralized by oil and gas properties       $  65,000  $  65,000
Revolving line of credit $200,000, interest at 6.46%
   maturing April 19, 2000 collateralized by certificates of
   deposit                                                              145,000    138,000
Short-term note payable due bank, interest at 9.25%, interest, only until March 16, 2000, when it will be converted to long-
   term debt, collateralized by building                                 73,000          -

                                                                      $ 283,000  $ 203,000


     Long-term debt at December 31, 1999 and 1998 is as follows:
                                                                         1999       1998
                                                                         ----       ----
Mortgage notes payable to W.D. Hodges and Jim Ferris
   Properties, interest at 9% payable $971 per month until
   September 17, 2013, collateralized by building                     $  92,000  $  95,000
Mortgage note payable to bank, interest set at 4% above U.S.
   Treasury Bill index for one year each April 1st, (8.66% at
   December 31, 1999) payable $1,181 per month including
   interest until March 22, 2009, collateralized by office
   building                                                              90,000     96,000
Note payable, State of Wyoming, interest at 4%, unsecured                    -       6,000
Installment loans payable, due at various times from
   December 1999 to August 2002, interest rates from 9.0% to
   9.75%, secured by equipment                                           50,000     37,000
Note payable Wyoming Industrial Development Corporation,
   interest at 7.33%, payable $3,991 per month including
   interest until October 5, 2002, collateralized by equipment          119,000    157,000
Note payable Wyoming Industrial Development Corporation,
   interest at 6.96%, collateralized by equipment                         -         77,000

                                                                        351,000    468,000
Less current maturities                                                  72,000    128,000

                                                                      $ 279,000  $ 340,000


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities of long-term debt are as follow:

            2000           $  72,000
            2001              78,000
            2002              52,000
            2003              13,000
            2004              15,000
            Thereafter       121,000

                           $ 351,000


Actual cash payments for interest during the years ended December 31, 1999, 1998 and 1997 were $60,000, $70,000 and $72,000 respectively.

Note 4.   Income Taxes, Accounting Change, Prior Period Restatement

Under SFAS No.109, "Accounting for Income Taxes" deferred income taxes arise from temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. In financial reporting for oil and gas properties, the Company uses differing methods to compute depreciation on certain equipment for financial statement purposes and tax purposes; the tax depreciation deductions are larger than those for financial statement purposes primarily due to accelerated depreciation methods and shorter lives for tax purposes; for financial statement purposes, an allowance for impairment is established for estimated impairment of non-producing leases; however, no deduction is taken for taxes until the lease has expired or is dropped; intangible drilling costs are capitalized for financial statement purposes and may be expensed for tax purposes as the expenses are incurred; and, the carrying value of certain equipment has been reduced to approximate market value, but the loss will be recognized for tax purposes upon disposition. The Company recognizes income and expense from some investments on the accrual basis, but uses the cash basis for tax purposes. Deferred taxes are classified as current and noncurrent depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the timing differences are expected to reverse.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax (assets) liabilities were as follow at December 31, 1999, 1998 and 1997:


Tax effects of temporary differences         1999            1998             1997
                                             ----            ----             ----
for:
Accounting for oil & gas properties     $      17,000   $      54,000    $      57,000

  Total deferred tax liabilities               17,000          54,000           57,000

Tax loss carryforwards                     (2,477,000 )    (2,896,000 )     (3,514,000 )
Tax credit carryforwards                      (55,000 )       (62,000 )        (86,000 )

  Total deferred tax assets                (2,532,000 )    (2,958,000 )     (3,600,000 )
Net deferred asset                         (2,515,000 )    (2,904,000 )     (3,543,000 )
Asset valuation allowances                  2,515,000       2,904,000        3,543,000

  Net deferred tax asset                $           -   $           -    $           -


When subsequently recognized, approximately $1,953,000 of the 1999 deferred tax assets' tax benefits will be allocated directly to contributed capital as a result of the Company's quasi reorganization in 1988.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1999, the Company's net operating loss and tax credits available for carryforward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follow:


                                                Net
                                             Operating       Investment
         Year Ending December 31,              Losses       Tax Credits
         ------------------------              ------       -----------
                   2000                    $   1,713,000  $       12,000
                   2001                        3,767,000               -
                   2003                          101,000               -
                   2004                           96,000               -
                   2009                          265,000               -
                   2010                          359,000               -
                   2011                          744,000               -
                   2012                          241,000               -

                                           $   7,286,000  $       12,000


The Company also has approximately $43,000 in unused jobs tax credits and $2,159,000 in percentage depletion carryforwards available to offset future income tax liabilities. These items do not expire.

Note 5. Stockholders' Equity

The Company had an Incentive Stock Option Plan for key employees and had reserved 50,000 shares of unissued common stock to be issued thereunder. The plan expired on November 19, 1991. The option price was the market value of the shares on the date the option ($2.80) is granted except for beneficial holders of more than ten percent of the total outstanding shares of the Company, whose option price was one hundred ten percent of said market price. No option may be exercised by any employee until all previously granted options still outstanding to the same employee are exercised. There were 2,500 options outstanding and exercisable at December 31, 1999 and 1998. SFAS No. 123, "Accounting for Stock Based Compensation", has no effect on the Consolidated Statement of Operations as there have been no changes in the outstanding options.

The Company had an Employee Stock Ownership Plan-Trust. To be eligible to participate, employees must be 21 years of age and have had at least one year of continuous employment with the Company. The Company, at the discretion of the board of directors, may contribute to the plan an amount not to exceed 25 percent of total qualified compensation in any given year for any individual to a maximum of $30,000. On occasion, when the Company has contributed less than the amount allowed, the Company has made additional contributions under the carryover provisions of the plan in subsequent years. The ESOP contribution provided by the Company and its subsidiaries was $19,000, $19,000, and $8,000 in 1999, 1998 and 1997, respectively. The compensation expense used to compute the ESOP contribution was $425,000, $806,000, and $901,000 in 1999, 1998 and 1997,
respectively.

On June 30, 1999 the Board of Directors decided to dissolve the Employee Stock Ownership Plan and Trust and all of the assets of the plan were distributed to the employees.

On November 9, 1998, the Board of Directors of Hawks Industries, Inc. authorized the repurchase of up to forty thousand shares of Hawks Industries. Inc. common stock on the open market or in negotiated transactions, depending upon market conditions. On February 16, 2000, the Company holds 24,808 shares or 1.7% of the issued common shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Related Parties

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

During 1999, Officer and Board of Director, Dwight B. Despain provided legal services to the Company. Total billings to the Company from Mr. Despain in 1999 were $4,598. Total payments to Mr. Despain during 1999 were $1,485. Included in accounts payable is $34,000 payable to Mr. Despain for past years services.

Included in revenue is $79,000 for sale of equipment and in other income $150,000 for sale of laboratory customer list to Enviro Test Laboratories, LLC, which the Company will own a 30% interest. Both amounts are included in accounts receivable at year end.

Note 7. Lease Commitments and Total Rental Expense

At times the Company rents equipment under various operating lease agreements, however at December 31, 1999 there were no outstanding lease agreements.

The total equipment rental expenses included in the Statements of Operations for the years ended December 31, 1999, 1998 and 1997 were $46,000, $29,000 and $43,000, respectively.

Note 8. Sales of Buildings

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.    Financial Information Relating to Industry Segments

                                                1999            1998            1997
                                                ----            ----            ----
Sales to unaffiliated customers:
 Oil and gas industry                      $     169,000   $     236,000  $      333,000
 Environmental testing and management
   industry                                    2,585,000       2,209,000       1,798,000

                                           $   2,754,000   $   2,445,000  $    2,131,000


Operating profit or (loss):
 Oil and gas industry                      $     (95,000 ) $      33,000  $      (36,000)
 Environmental testing and management
   industry                                      316,000         246,000         (51,000)
 Unallocated Corporate expenses                 (108,000 )      (151,000)       (159,000)

                                           $     113,000   $     128,000  $     (246,000)


Identifiable assets:
 Oil and gas industry                      $     583,000   $     750,000  $      854,000
 Environmental testing and management
   industry                                    1,516,000       1,127,000         893,000
Corporate assets                               1,118,000       1,180,000       1,447,000

                                           $   3,217,000   $   3,057,000  $    3,194,000


Capital expenditures:
 Oil and gas industry                      $           -   $       3,000  $       92,000
 Environmental testing and management
   industry                                      222,000         213,000          30,000
Other capital expenditures                        72,000               -              -

                                           $     294,000   $     216,000  $      122,000


Depreciation, depletion and amortization:
 Oil and gas industry                      $     184,000   $      79,000  $      111,000
 Environmental testing and management
    industry                                     120,000         106,000         103,000
 Other depreciation, depletion and
    amortization                                  16,000          23,000          40,000

                                           $     320,000   $     208,000  $      254,000


Interest Income:
 Oil and gas industry                      $           -   $      10,000              -
 Environmental testing and management
   industry                                            -              -           2,000
 Corporate interest                               13,000          13,000         18,000

                                           $      13,000   $      23,000         20,000


Interest Expense:
 Oil and gas industry                      $       6,000   $       5,000          -
 Environmental testing and management
   industry                                       36,000          36,000         29,000
 Corporate Interest                               17,000          29,000         43,000

                                           $      59,000   $      70,000         72,000



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Short-term Investments

Short-term investments consisted of certificates of deposits, which are intended
to be  held  until  maturity.   The  following  schedule  summarizes  investment
activity for the years ended December 31, 1999 and 1998.

                                             1999        1998
                                             ----        ----
Beginning balance, at cost                $ 202,000   $ 205,000
Purchase of investments                           -           -
Redemption of investments                   (11,000 )   (12,000 )
Earnings on investments                       9,000       9,000

Ending balance, at cost                   $ 200,000   $ 202,000


Approximate market value                  $ 200,000   $ 202,000


At December 31, 1999 the investments are scheduled to mature during the year ending December 31, 2000.

Note 11. Major Customers




The following companies are considered major customers that accounted for ten percent or more of total revenue or accounts receivable in 1999, 1998 and 1997.

                              1999                      1998                      1997
                                                        ----                      ----
                                    Accounts                  Accounts                  Accounts
Company             Revenue      Receivable    Revenue      Receivable   Revenue      Receivable
-------             -------      ----------    -------      ----------   -------      ----------
  A                     2%            1%           -              2%         9%             -
  B                    26%            -            -              -          -              -
  C                    22%           25%          28%            18%        12%            12%
  D                     7%           12%           8%             4%        10%            17%
  E                     3%            1%          16%            22%         -              -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Note Receivable

The note receivable on December 31, 1999, consisted of $34,000 due from the sale of printing equipment, building and other assets, part of which is shown in current assets. The note receivable is secured by the above noted assets. The note has an interest rate of 9%.

     Maturities on this note are as follow:

2000                                 $   5,000
2001                                     5,000
2002                                     6,000
2003                                     6,000
2004                                     7,000
Thereafter                               5,000

                                     $  34,000



Note 13 Significant Events

Effective February 1, 1998, Registrant, Hawks Industries, Inc., and a third party investor, entered into an agreement with the Company's President, Joseph
J. McQuade, whereby Mr. McQuade and his immediate family's stockholdings were purchased by the third party investor at $.10 per share ($2.00 post-split). The Company has entered into a severance agreement with Mr. McQuade which includes a covenant not to compete. Under the terms of the Agreement, the Company will pay $50,000 per year for four (4) years, payable in semi-monthly installments, to McQuade in exchange for the non-compete provision. Mr. McQuade, effective on the same date, resigned as President of the Company and Chairman of the Board of Directors. Mr. Bruce A. Hinchey, the Company's Vice President, was elected by the Board of Directors to be the President of the Corporation and James E. Meador, Jr., was elected to be the new Vice-President. No replacement for Mr. McQuade, on the Board of Directors, has been made as of the date of this report.

The third party investor, the Anne D. Zimmerman Revocable Trust dated November 14, 1991 ("the Trust"), by acquiring Mr. McQuade's and his immediate family's shares, has 153,167 shares and therefore has acquired 11.5% of the outstanding shares of the Company. As such, the Trust is deemed a controlling person. The Trustee of the Trust, Anne D. Zimmerman, will not sit on the Company's Board of Directors, nor will she be an employee or officer of the Company.

Reverse Stock Split

At the Company's Annual Meeting held on January 8, 1998, the Company submitted to a vote of security holders, through the solicitation of proxies or otherwise, a proposal to effect a 20 for 1 reverse split which was approved. The reverse split changed the number of shares outstanding from 27,028,194 to 1,351,513.

Note 14. Write Down of impaired oil and gas properties

For the year ended December 31, 1999, the Company recorded impairments of its producing oil and gas properties in the amount of $95,000. The impairments were recorded to depreciation, depletion and amortization expense. Using a Company authorized reserve study, Company determined the fair value of the properties using discounted future estimated cash flows. Earnings per share were twenty-seven cents for the year ended December 31, 1999 prior to write down and twenty-one after the write down.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Change In Control of Company

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

The private placement and redemption of shares described above will be subject to Hawks Shareholders approval at its Annual Meeting in May or June of 2000.

As a result of this transaction, the controlling interest in Hawks will be owned by the Buyer Group which will focus on its mineral claims in Alaska.

Note 16.   Supplemental Disclosure

Noncash Financing and Investing Activities
------------------------------------------

As reported in Note 8, in the sale of Corporate assets, the Company received 10,000 shares of preferred stock valued at $100,000.

Other Disclosures
-----------------
The Company paid no income taxes during the years ended December 31, 1999, 1998 and 1997.

Note 17. Fourth Quarter Results

Refer to Note 6 for a description of significant income recognized during the fourth quarter of the year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     -NONE-


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

The following information is furnished as of February 29, 2000, with respect to the nominee and the other Directors whose terms in office will continue after the meeting.

                                Principal Occupation            Year Since          Share of
                             During the Last Five Years            which          Common Stock    Percent
                              and Position with Company        Continuously       Beneficially       of
Name/Age                      (In Addition to Director)         A Director            Owned         Class
--------                      -------------------------         ----------            -----         -----


Dwight B. Despain/ 46       Appointed  as  a   Class  III          1992               2,050          .2
                            Director  August   24,  1992.
                            Attorney    with   Dixon    &
                            Despain,  Casper,   WY  since
                            1990;  Warnick  &  Blood  Law
                            Offices from 1985-1990.

Bruce A. Hinchey/ 51        Appointed  as  a   Class  III          1993            115,928(a)        8.7
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
                            President      of       Hawks
                            Industries,  Inc.  and  Vice-
                            President     of      Western
                            Environmental   Services    &
                            Testing, Inc. since 1998.

James E. Meador, Jr./ 47    Appointed   as  a   Class   I          1993            120,545(a)        9.1
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
                            President     of      Western
                            Environmental   Services    &
                            Testing,   Inc.   and   Vice-
                            President      of       Hawks
                            Industries, Inc. since 1998.


Gerald M. Moyle/ 45         Appointed    as   Class    II          1994                 8            -0-
                            Director June 30,  1994; Land
                            Manager  of Brown  Operating,
                            Inc. since 1984.

(a) Included are 1,675 shares Mr. Meador and Mr. Hinchey own through H & M Properties.

ITEM 11 - EXECUTIVE COMPENSATION

                                   Annual compensation                 Long term compensation
                                                                      Awards          Payouts
Name and principal      Year   Salary   Bonus   Other annual  Restricted  Securities    LTIP     All
position                        ($)      ($)    Compensation     Stock      Under-    payouts   other
                                                    ($)        Award(s)      Lying      ($)    Compen-
                                                                            Option              sation
                                                                           SARS (#)
(a)                     (b)     (c)      (d)        (e)           (f)         (g)       (h)      (i)
CEO-Bruce A. Hinchey    1999  104,000    -0-       (a,b)          -0-         -0-       -0-      -0-
President and Director  1998   80,000    -0-       (a,b)          -0-         -0-       -0-      -0-
of Hawks Industries,    1997   87,800    -0-       (a,b)          -0-         -0-       -0-      -0-
Inc., Vice President
of Western
Environmental Services
& Testing, Inc.

James E. Meador, Jr.    1999  103,000    -0-       (a,b)          -0-         -0-       -0-      -0-
Vice President and      1998   80,000    -0-       (a,b)          -0-         -0-       -0-      -0-
Director of Hawks       1997   87,800    -0-       (a,b)          -0-         -0-       -0-      -0-
Industries, Inc.,
President of Western
Environmental Services
& Testing, Inc.

Joseph J. McQuade       1998   37,320    -0-        (a)           -0-         -0-       -0-      -0-
President, CEO and      1997   98,280    -0-        (a)           -0-         -0-       -0-      -0-
Director of Hawks
Industries.

All Executive Officers  1999  207,000    -0-                      -0-         -0-       -0-      -0-
as a Group (Two in      1998  197,320    -0-                      -0-         -0-       -0-      -0-
number)                 1997  273,880    -0-                      -0-         -0-       -0-      -0-
                                (a)

(a) Messrs. Hinchey, Meador and McQuade received other compensation valued at less than 10% of the compensation reported in this table.
(b) Pursuant to employment agreements expiring 2004, Messrs. Hinchey and Meador would receive a lump sum payment of approximately four years' salary and each would receive approximately $100,000 in consideration of receiving a reduced salary in past years if employment should be terminated by the Company without cause.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of the shares of the Company as of the close of business on February 29, 2000, of each person known to the company to be the beneficial owner of more than 5% of the Company's issued and outstanding Common Stock and of all Officers and Directors as a group. Unless noted to the contrary, each person or entity has direct ownership and sole voting dispositive power.

                                                Percent
                                               Of Class
Name and Address              Shares Owned    Outstanding
Bruce A Hinchey                115,928 (a)        8.7
913 Foster Road
Casper, Wyoming 82601

James E. Meador, Jr.           120,545 (a)        9.1
913 Foster Road
Casper, Wyoming 82601

Anne D. Zimmerman                153,167         11.5
Revocable Trust
400 East 1st Street
Casper, Wyoming 82601

All Officers and Directors       389,640         29.3
and 5% Shareholders as a
Group (three in number)

(a) Included are 1,675 shares Mr. Meador and Mr. Hinchey own through H & M Properties.

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



      2.    Financial Statement Schedules as required by Item 8 above

          The following documents are incorporated by reference:

     3.     Exhibits
           21.List of Subsidiaries of Registrant
     3.1a  Certificate of Incorporation filed with the Delaware Secretary of
            State on December 20, 1988.
     3.1b Certificate of Registration and Articles of Continuance filed with the Wyoming Secretary of State on April 15, 1998.


(b)   Reports on Form 8-K

On October 11, 1999, the Company filed an 8K/A-1 providing the public with more information on the proposed agreement with Universal Equities, LTD., David H. Peipers, The Cornerhouse Limited Partnership and the Winsome Limited Partnership which would allow the Buyers to secure a controlling interest in Hawks Industries, Inc. common stock through a private placement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HAWKS INDUSTRIES, INC.


                                             /s/ Bruce A. Hinchey
                                          ________________________________
                                          Bruce A. Hinchey, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.


Signatures                                                  Date
----------                                                  ----


/s/ Bruce A. Hinchey                                        April 11, 2000
------------------------------
Bruce A. Hinchey, President,
Principal Executive Officer
and Director


/s/ James E. Meador Jr.                                     April 11, 2000
------------------------------
James E. Meador, Jr.
Vice President and Director


/s/ Bill Ukele                                              April 11, 2000
-------------------------
Bill Ukele
Chief Financial Officer


/s/ Dwight B. Despain                                       April 11, 2000
------------------------------
Dwight B. Despain
Secretary/Treasurer and Director


/s/ Gerald E. Moyle                                         April 11, 2000
-------------------------
Gerald E. Moyle
Director

                                  EXHIBIT 21.0
                       LIST OF SUBSIDIARIES OF REGISTRANT

           HAWKS INDUSTRIES, INC. SUBSIDIARIES-STATE OF INCORPORATION
                               DECEMBER 31, 1999

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