Form 10-Q
period 2000-03-31
HAWKS INDUSTRIES INC
filed 2000-05-12
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITITES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 2000    Commission File Number: 0-5781


                             HAWKS INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


            Wyoming                                    83-0211955
----------------------------------------     ------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification Number)


                     913 Foster Road, Casper, Wyoming 82601
                    ---------------------------------------
                    (Address of principal executive offices)





Registrant's telephone number, including area code               (307) 234-1593
                                                                 --------------

                                      N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X          NO_
   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


     Class                              Outstanding at March 31, 2000
    -----------------------------       -----------------------------
    Capital Stock, $.01 par value                           1,326,705

                                     INDEX
                                     -----


                                                            PAGE

PART I              FINANCIAL INFORMATION                                  3


                    Consolidated Balance Sheets
                         March 31,2000 and December 31, 1999               4


                    Consolidated Statements of Operations
                         Three months ended March 31, 2000 and 1999        5


                    Consolidated Statements of Cash Flows
                         Three months ended March 31, 2000 and 1999        6


                    Notes to Consolidated Financial Statements             7


                    Management's Discussion and Analysis of
                         Financial Condition and Results of Operation     12


PART II             OTHER INFORMATION                                     14

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

These statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10K for the year ending December 31, 1999.

This quarterly  report contains  some  forward-looking statements  about  future operations and expectations of Hawks Industries, Inc. and its Subsidiaries. Management believes they are reasonable representations of Hawks Industries, Inc. expected performance at this time. Actual results may vary from Management's stated expectations and projections.

                    HAWKS INDUSTRIES. INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    March 31,      December 31,
                                                                       2000            1999
                                                                       ----            ----
                                                                   (unaudited)
                    ASSETS
                    ------
CURRENT ASSETS
  Cash                                                           $       43,000   $      28,000
  Accounts Receivable                                                   264,000         655,000
  Short-term investments                                                200,000         200,000
  Cost on uncompleted contracts in excess of related billings            43,000           9,000
  Other current assets                                                   77,000          67,000

     Total current assets                                               627,000         959,000

PROPERTY AND EQUIPMENT, net (successful efforts method)               1,659,000       1,672,000

INVESTMENTS AND OTHER ASSETS
  Note receivable                                                        29,000          29,000
  Land investment                                                       196,000         196,000
  Available for sale investment                                         100,000         100,000
  Investment in LLC                                                     224,000              -
  Other assets                                                          228,000         261,000

                                                                        777,000         586,000


                                                                 $    3,063,000   $   3,217,000


              LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES
  Notes payable                                                  $      299,000   $     283,000
  Current maturities of long-term debt                                   78,000          72,000
  Accounts payable                                                      149,000         172,000
  Accrued liabilities                                                    54,000          49,000

     Total current liabilities                                          580,000         576,000

LONG-TERM DEBT                                                          359,000         279,000

CONTINGENT LIABILITY (See Note 4)                                            -               -

SHAREHOLDERS' EQUITY
  Capital stock:
  Preferred stock, $.01 par value, authorized 997,000
   shares: no shares issued                                                  -               -
  Common stock, $.01 par value, authorized 5,000,000 shares
   shares issued 1,351,513 in 2000 and 1999                              13,000          13,000
  Capital in excess of par value of common stock                      3,046,000       3,046,000
  Retained (deficit)                                                   (911,000)       (673,000 )
  Less Common Stock held in treasury at cost, 24,808
   Shares in 2000 and 1999 respectively                                 (24,000)        (24,000 )

                                                                      2,124,000       2,362,000

                                                                 $    3,063,000  $    3,217,000




See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)
                                                        2000             1999
                                                        ----             ----
Operating Revenue:
  Oil and gas                                     $       48,000    $      34,000
  Environmental                                          310,000          712,000
  Gain on sale of assets                                   1,000             -

                                                         359,000          746,000

Operating expenses:
  Oil and gas                                             10,000           12,000
  Environmental                                          430,000          527,000
  Deprecation, depletion and amortization                 50,000          132,000
  General and administrative                              30,000           32,000

                                                         520,000          703,000

Operating Income (Loss) from operations                 (161,000 )         43,000
Other income (expense):
  Other income                                             2,000            2,000
  Interest Income                                          3,000            3,000
  Interest expense                                       (14,000 )        (14,000 )
  Loss from LLC                                          (68,000 )            -

Income (loss) from operations Before Taxes              (238,000 )         34,000

Provision for taxes:
  Current                                                    -                -

Net Income (loss)                                 $     (238,000 ) $       34,000

Weighted average number of
  Common shares outstanding                            1,326,705        1,331,949


Income (loss) per common share                    $         (.18 ) $          .03


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)




                                                                     2000          1999
                                                                     ----          ----
Cash flows from operating activities:
  Income (loss) from operations                                  $  (238,000 ) $    34,000
  Adjustment to reconcile net income to net cash provided:
    Depreciation, depletion and amortization                          50,000       132,000
    Gain on sale of assets                                             1,000             -
    Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable                     391,000      (302,000 )
      Increase in short-term investments                                   -        (3,000 )
      Increase in cost in excess of billings and other current
       assets                                                        (44,000 )     (22,000 )
      Decrease (increase) in accounts payable and accrued
       expenses                                                      (18,000 )      85,000

Net cash flow provided by (used in) operating activities             142,000       (76,000 )


Cash flows from investing activities:
  Purchases of property and equipment                                (39,000 )     (59,000 )
  Proceeds from sale of properties                                     1,000             -
  Decrease in other assets                                            33,000         1,000
  Decrease in notes receivable                                             -         3,000
  Increase investment in LLC                                        (224,000 )           -

Net cash flow provided by (used in) investing activities            (229,000 )     (55,000 )


Cash flows from financing activities:
  Proceeds from debt obligations incurred                            166,000       172,000
  Reduction of debt obligations                                      (64,000 )     (33,000 )
  Purchase of common stock                                                 -       (59,000 )

Net cash used in financing activities:                               102,000        80,000

Increase (Decrease) in cash and cash equivalents                      15,000       (51,000 )
Cash and cash equivalents at beginning of year                        28,000        60,000

Cash and cash equivalents at end of quarter                      $    43,000   $     9,000



See Notes of Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Property and Equipment

Property and equipment at March 31, 2000 and December 31, 1999 consists of the following:

                                                                         2000           1999
                                                                         ----           ----
Nonproducing oil and gas properties, net of valuation allowance of
 $2,000 in 2000 and $2,000 in 1999                                 $      14,000  $      14,000
Producing oil and gas properties                                       1,657,000      1,656,000
Furniture and fixtures                                                   418,000        417,000
Transportation equipment                                                 202,000        207,000
Building and leasehold improvements                                      416,000        397,000
Engineering and lab equipment                                          1,144,000      1,127,000
Other                                                                     45,000         45,000

                                                                       3,896,000      3,863,000
Less accumulated depreciation and depletion                            2,237,000      2,191,000

                                                                   $   1,659,000  $   1,672,000


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at March 31, 2000 and December 31, 1999 are as follow:

                                                                                     2000         1999
                                                                                     ----         ----
Revolving line of credit $155,000 interest at Citibank Prime plus 3/4%, (9.75%
  at March 31, 2000) maturing September 16, 2000, collateralized by oil and gas
  properties                                                                    $     80,000 $     65,000
Revolving line of credit $200,000, interest at 6.46% maturing April 19, 2000
  collateralized by certificate of deposit                                           140,000      145,000
Short-term note payable due bank, interest at 9.75%, interest, only until March
  16, 2000, when it will be converted to long-term debt, collateralized by
  building                                                                            79,000       73,000

                                                                                $    299,000 $    283,000



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)

Long-term debt at March 31, 2000 and December 31, 1999 is as follows:

                                                                                2000         1999
                                                                                ----         ----
Mortgage notes payable to W.D. Hodges and Jim Ferris Properties, interest at 9% payable $971 per month until September 17, 2013, collateralized by
  building                                                                 $    91,000  $     92,000
Mortgage note payable to bank, interest set at 4% above U.S. Treasury bill index for one year each June 1st, (8.66% at March 31, 2000), payable
  $1,181 per month including interest until April 1, 2009, collateralized
  by office building                                                            88,000        90,000
Installment loans payable, due at various times, interest rates from 9.0%
  to 9.75% secured by equipment                                                    -          50,000
Note payable Wyoming Industrial Development Corporation, interest at
  7.33%, payable $3,991 per month including interest until October 5,
  2002, collateralized by equipment                                            110,000       119,000
Note payable Wyoming Industrial Development Corporation, interest at 6.5%, payable $2,935 per month including interest until March 3, 2005
  collateralized by equipment.                                                 148,000            -

                                                                               437,000       351,000
Less current maturities                                                         78,000        72,000

                                                                           $   359,000  $    279,000



Aggregate maturities of long-term debt as follow:

2000                  $    58,000
2001                       82,000
2002                       77,000
2003                       45,000
2204                       48,000
Thereafter                127,000

                      $   437,000




Actual cash payment for interest during the periods ended March 31, 2000 and 1999 were $14,000 and $14,000 respectively.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Financial Information Relating to Industry Segments

                                                            2000          1999
                                                            ----          ----
Sales to unaffiliated customers:
  Oil and gas industry                                 $    48,000   $     34,000
  Environmental testing and management industry            311,000        712,000

                                                       $   359,000   $    746,000


Operating profit (loss):
  Oil and gas industry                                 $    14,000   $    (90,000)
  Environmental testing and management industry           (149,000 )      157,000
  Unallocated corporate expenses                           (26,000 )      (24,000)

                                                       $  (161,000 ) $     43,000


Identifiable assets:
  Oil and gas industry                                 $   569,000   $    667,000
  Environmental testing and management industry          1,365,000      1,448,000
  Corporate assets                                       1,129,000      1,141,000

                                                       $ 3,063,000   $  3,256,000


Capital expenditures:
  Oil and gas industry                                 $     1,000   $         -
  Environmental testing and management industry             38,000         59,000

                                                       $    39,000   $     59,000


Depreciation, depletion and amortization:
  Oil and gas industry                                 $    15,000   $    100,000
  Environmental testing and management industry             30,000         28,000
  Other depreciation, depletion and amortization             5,000          4,000

                                                       $    50,000   $    132,000


Interest Income:
  Oil and gas industry                                 $         -   $         -
  Environmental testing and management industry                  -             -
  Corporate interest                                         3,000          3,000

                                                       $     3,000   $      3,000


Interest Expense:
  Oil and gas industry                                 $     2,000   $      1,000
  Environmental testing and management industry              8,000          8,000
  Corporate interest                                         4,000          5,000

                                                       $    14,000   $     14,000



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

Note 5.  Write down of impaired oil and gas properties

For the year ended December 31, 1999, the Company recorded impairments of its producing oil and gas properties in the amount of $95,000. The impairments were recorded to depreciation, depletion and amortization expense. Using a Company authorized reserve study, Company determined the fair value of the properties using discounted future estimated cash flows. Earnings per share were twenty-seven cents for the year ended December 31, 1999 prior to write down and twenty-one after the write down. For the quarter ended March 31, 1999, $80,000 of the $95,000 was taken as depreciation and depletion.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6. Change in Control of Company

On June 10, 1999 Hawks Industries, Inc entered into an agreement with Universal Equities LTD., David H. Piepers, The Cornerhouse Limited Partnership and Winsome Limited Partnership (Collectively referred to as "Buyers") to secure a controlling interest in Hawk's Common Stock through a private placement. The value placed on Hawk's shares in the offer was $1.60 per share for a least 6,250,000 shares of common stock yielding the Company a consideration of $10,000,000. The offer also included the right to buy an additional 14,375,000 shares at the same price. The maximum consideration to be received by Hawks is $33,000,000 if all the additional shares are purchased.

The Terms of the offer require a payment of at least $5,000,000 in cash, with the remainder of the considerations being paid in cash and/or transfer of buyers rights to a debt obligation from North Star Exploration, Inc ("North Star"), and/or North Star common stock, and/or Zeus Exploration, Inc. ("Zeus") common stock. North Star is a private Nevada Corporation with options on mineral rights covering approximately 7,000,000 acres in Alaska.

The Agreement also requires the redemption of shares in Hawks owned by Bruce A. Hinchey, James E. Meador, Jr. and the Anne D. Zimmerman Revocable Trust in exchange for certain assets of the Company.

The Private placement and redemption of shares described above will be subject to Hawks Shareholders approval at its Annual Meeting in June or July 2000.

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

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:
--------------------------------

During the first quarter of 2000, net cash flow from operating activities increased to $142,000, compared to a negative $76,000 for 1999. This increase was due to the collection of accounts receivable from the previous year. The decrease in accounts receivable was due to decreased sales in the Company's environmental testing and management segment in the first quarter of 2000. The sales decrease was caused by a slow down in the customers testing through the middle of March 2000.

Capital expenditures for  the first  quarter of  2000 were  $39,000 compared  to
$59,000 in 1999.   During 1999  the Company was  acquiring equipment during  the first quarter for a large job that was in process at the time.

Proceeds from debt obligations were $166,000 during the first quarter of 2000, this was the result of acquiring a 6.5% $150,000 loan from a local lender and then paying off some higher interest loans the Company had at the time.

The following information is provided for the quarter ended March 31, 2000 and 1999:

                                                  2000        1999
                                                  ----        ----
Working Capital                              $   47,000  $  253,000
Long-term debt to equity                         1:5.9       1:6.3
Cash provided by (utilized by) operations    $  142,000  $  (76,000)
Cash and short-term investments available    $  243,000  $  214,000

Results of operations:
----------------------

Environmental testing and management:

Environmental testing and management revenues decreased to $310,000 in the first quarter of 2000 from $712,000 in the first quarter of 1999. This decrease was the result of a slow down in testing by some of the Company's large clients in 2000 during the months of January and February. During the month of March 2000, activity started to show signs of improving and all indications appear the second quarter will be strong. During the first quarter of 1999 the Company had a major contract, which was awarded again in 2000, with work scheduled to begin in the second quarter. Environmental testing and management's operating expenses were 18% less during the first quarter of 2000 compared to the first quarter of 1999. This decrease was due to less work performed during 2000. Shown below is a table showing revenue and operating expense for the Company's environmental testing a management segments:

                          2000             1999
                          ----             ----
Sales               $    310,000    $     712,000
Operating expenses       430,000          527,000
                         -------          -------
                    $   (120,000)   $     185,000
                        =========         =======

Oil and gas:

Oil and gas revenues increased by 41% in the quarter ended March 31, 2000 compared to the first quarter of 1999. This increase was entirely due to increases in the price for gas and oil from the comparative quarter in 1999. Oil and gas operating expenditures were also slightly lower (16%) as operators had not started any repairs and maintenance during the winter months.

Below is a table showing revenues and operating expenses for the quarters ended December 31, 2000 and 1999 for the Company's oil and gas segment:

                      2000          1999
                      ----          ----
Sales          $     48,000   $    34,000
Operating            10,000        12,000
                     ------        ------
expenses
               $     38,000   $    22,000
                     ======        ======

Additional information:

The Company had depreciation, depletion and amortization (DD&A) of $50,000 in the first quarter of 2000 compared to $132,000 in the first quarter of 1999. Eighty thousand dollars of the decrease from 1999 was from a write down of impaired oil and gas properties in the first quarter of 1999 (see Note 5-Write down of impaired oil and gas properties).

General and administrative costs were lower by $2,000 in the first quarter of 2000 the comparative quarter in 1999 a 6% decline. Interest expense and interest income were the same for the first quarter of 2000 and 1999.

In late 1999, the Company with another company formed Enviro Test Laboratories LLC, to provide analytical services for air, soils and water for private, industrial and government entities. This lab as anticipated showed losses for the first quarter of 2000. The Company's proportionate share of this loss was $68,000.


Income taxes:

The Company has significant net operating loss carryforwards, investment tax credit carryforwards and other carryforward items, and accordingly should not be liable for ordinary income taxes, regardless of the loss during the first quarter of 2000.

Overall, total revenues decreased by 52% in 2000 from the comparative quarter in 1999, because of a slowdown in testing period for the environmental testing and management in the first two months of 2000. Although oil and gas sales were higher by 41%, this could not compensate for the environmental testing segment. Total operating expenses were down by 26% as a result of less work in the environmental testing segment; also reducing cost was the write down of impaired oil and gas properties. Also increasing the Company's net loss for the period by $68,000 was the anticipated loss from the newly formed LLC.

                           Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Items filed on 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAWKS INDUSTRIES, INC.
                                        (Registrant)



Date: May 1, 2000                       BY:/s/ Bruce A. Hinchey
                                           --------------------
                                               Bruce A. Hinchey, President and
                                               Chief Executive Officer

Date: May 1, 2000                       BY:   /s/ Bill Ukele
                                              -------------- ------------
                                               Bill Ukele, Controller and
                                               Chief Financial Officer