Form 10-K/A
period 1999-12-31
HAWKS INDUSTRIES INC
filed 2000-06-20
CIK 15678

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

                                                           1999          1998          1997
                                                           ----          ----          ----
Sales to unaffiliated customers:
   Oil and gas industry                                $   169,000   $   236,000   $   333,000
   Environmental testing and management industry         2,509,000     2,209,000     1,798,000

                                                       $ 2,678,000   $ 2,445,000   $ 2,131,000


Operating profit or (loss):
   Oil and gas industry                                $   (94,000 ) $    33,000   $   (36,000 )
   Environmental testing and management industry           230,000       236,000       (61,000 )
   Unallocated Corporate expenses                         (108,000 )    (151,000 )    (159,000 )

                                                       $    28,000   $   118,000   $  (256,000 )


Identifiable assets:
   Oil and gas industry                                $   584,000   $   750,000   $   854,000
   Environmental testing and management industry         1,290,000     1,127,000       893,000
   Corporate assets                                      1,051,000     1,123,000     1,400,000

                                                       $ 2,925,000   $ 3,000,000   $ 3,147,000


Capital expenditures:
   Oil and gas industry                                $         -   $     3,000   $    92,000
   Environmental testing and management industry           222,000       213,000        30,000
   Other capital expenditures                               72,000             -             -

                                                       $   294,000   $   216,000   $   122,000




Depreciation, depletion and amortization:
   Oil and gas industry                                $   183,000   $    79,000   $   111,000
   Environmental testing and management industry           130,000       116,000       113,000
   Other depreciation, depletion and amortization           16,000        23,000        40,000

                                                       $   329,000   $   218,000   $   264,000



Interest Income:
   Oil and gas industry                                $         -   $    10,000   $         -
   Environmental testing and management industry                 -             -         2,000
   Corporate interest                                       13,000        13,000        18,000

                                                       $    13,000   $    23,000   $    20,000



Interest Expense:
   Oil and gas industry                                $     6,000         5,000             -
   Environmental testing and management industry            36,000        36,000        29,000
   Corporate Interest                                       17,000        29,000        43,000

                                                       $    59,000        70,000        72,000



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

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                   (All Activities are in the United States)

                                                       DECEMBER 31,
                                                       ------------
                                              1999          1998         1997
                                              ----          ----         ----
Proved oil and gas properties            $   1,525,000  $ 1,655,000 $  1,659,000
Unproved oil and gas properties                 14,000       14,000       29,000

                                             1,539,000    1,669,000    1,688,000
Accumulated depreciation, depletion
      and amortization, and valuation
      allowances                               956,000      903,000      834,000

Net Capitalized costs                    $     583,000  $   766,000 $    854,000


     COST INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION, AND DEVELOPMENT
              ACTIVITIES (All Activities are in the United States)

                                             Year Ended December 31,
                                           1999         1998          1997
                                           ----         ----          ----
Acquisition of properties
     Proved                            $      -     $      -     $       -
     Unproved                                 -            -             -
     Exploration costs                        -            -             -
     Development costs                      1,000        3,000       69,000

                                       $    1,000   $    3,000   $   69,000


                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                   (All operations are in the United States)

                                                      1999         1998          1997
                                                      ----         ----          ----
Revenues:
     Oil and gas sales                             $ 169,000    $ 236,000     $ 322,000
     Gain on sale of assets                               -            -         11,000

                                                     169,000      236,000       333,000

Expenses:
     Production costs                                 40,000       46,000       129,000
     Unsuccessful exploration                          3,000        7,000        10,000
     Depreciation, depletion valuation
       provisions and impairments                    183,000       84,000       111,000

                                                     226,000      137,000       250,000

                                                     (57,000 )     99,000        83,000
     Income Tax                                           -            -             -
Results of operations from producing
     activities (excluding corporate overhead
     and interest costs)                           $ (57,000 )  $  99,000     $  83,000


Change in reserves

The Company has not had reserve(1) reports prepared since 1991, because of the cost to prepare and oil and gas sales being a minor amount on the Company's Statements of Operations. When required to prepare a reserve report to present information as required by FASB 69, the Company authorized a reserve study at the end of 1999. The study was revised subsequent to the original filing of the Company's Form 10-K to conform to SEC Rules on price and definition of proved reserves.

The Company's major Reserves come from the Brundage Canyon Project in Duchesne County, Utah. The Company is showing 67,000 barrels of oil and 52,000 mcf's gas on this project of which 31,000 barrels of oil and 28,000 mcf's of gas are proved undeveloped on a direct effect offset to a producing well. Other reserves are 203,000 mcf's on the Yellow Creek Deep Prospect in Uinta County, Wyoming, 134,000 mcf's on the Recluse field in Campbell County, Wyoming and 109,000 mcf's on the Red Eagle Property in Washakie County, Oklahoma

(1) The reserves were determined by an independent consulting geologist as of December 31, 1999.

                          RESERVE QUANTITY INFORMATION

                    (All Reserves are in the United States)
                                              1999               1998              1997
                                              ----               ----              ----
                                           Bbls McF           Bbls McF           Bbls McF
Proved developed
and undeveloped reserves
   (a) (b)
Beginning of year                        49,336   478,745   89,508   601,936  100,508  650,936
Revision of previous estimates           32,272    97,365 (31,872)  (55,191)        -        -
Purchase of minerals in place                 -         -        -         -        -        -
Extension and discoveries                     -         -        -         -        -        -
Production                              (5,300)  (48,000)  (8,300)  (68,000) (11,000) (49,000)
Sales or exchange of minerals in place        -         -        -         -        -        -

                                         76,308   528,110   49,336   478,745   89,508  601,936


Proved developed reserves:
Beginning of year                        49,336   478,745   58,624   573,689   69,624  622,689
End of Year                              45,424   500,217   49,336   478,745   58,624  573,689

(a) The Company has no oil and gas applicable to long-term supply agreements with Government or authorities in which the Company acts as producer.
(b) The Company does not file reserve reports with any Federal authority or agency.

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW AND CHANGES THEREIN
                     RELATED TO PROVED OIL AND GAS RESERVES


                    (All Reserves are in the United States)

                      Standardized Measure is as follows:

                                                   1999            1998           1997
                                                   ----            ----           ----
Future cash flows                             $  2,862,000    $  1,147,000  $   2,223,000
Future production and development cost            (832,000 )      (301,000 )     (542,000 )
Future Income taxes                                   -               -               -

Future net cash flows                            2,030,000         846,000      1,681,000
10% annual discount rate                          (936,000 )      (421,000 )     (778,000 )

     Discounted future net cash flows         $  1,094,000    $    425,000  $     903,000


The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Balance, beginning of the year                $    425,000    $    903,000  $   1,503,000
Sales, net of production cost                     (129,000 )      (179,000 )     (187,000 )
Net Changes in process and production
   costs                                           269,000          30,000       (494,000 )
Discoveries and purchase of reserves in
   place                                                -               -               -
Development costs incurred                              -           (3,000 )      (69,000 )
Revision of previous quantity estimates            486,000        (416,000 )         -
Accretion of discount                               43,000          90,000        150,000

     Balance, end of year                     $  1,094,000    $    425,000  $     903,000



Net Quantities of Oil and Gas Produced
--------------------------------------

The net quantities of oil and gas produced by the Company during each of the last three fiscal years are as follow:

            Oil (bbls)   Gas (Mcf)
            ----------   ---------
   1999           5,300      48,000
   1998           8,300      68,000
   1997          11,000      49,000

Average Sales Price and Production Costs
----------------------------------------

The following table reflects information concerning each of the last three fiscal years:

                                 1999        1998        1997
                                 ----        ----        ----
Average sales price per bbl      14.10      $12.03      $18.25
Average sales price per MCF      1.96          1.99        2.30
Average production cost per
  net equivalent bbl*            3.30          2.32        6.55

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

ITEM 6 - FINANCIAL DATA

All data as retroactively restated to conform to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and APB 17 regarding amortization of goodwill.

                                       Year Ended December 31,
                                       -----------------------
                                   1999           1998           1997           1996           1995
                                   ----           ----           ----           ----           ----
Operating revenues from
 continuing operations        $  2,678,000   $  2,445,000   $  2,131,000   $  2,146,000   $  3,293,000

Net income (loss) from
 continuing operations             (11,000 )      140,000       (285,000 ) $   (741,000 ) $    100,000

Net income (loss)                  (11,000 )      140,000       (285,000 )     (754,000 )     (284,000)

Income (loss) from continuing
 operations per share*                (.01 )          .10           (.21 )         (.55 )          .08

Net income (loss per share:)          (.01 )          .10           (.21 )         (.56 )         (.21)

Total assets                     2,925,000      3,000,000      3,147,000      3,739,000      3,988,000

Long-term debt                     279,000        340,000        415,000        445,000        493,000

Shareholders' equity             2,070,000      2,098,000      1,965,000      2,211,000      2,965,000

Dividends declared per share             -              -              -              -              -

*  As restated for 20:1 reverse stock split.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

During 1999, management continued to make positive steps to improve the financial position of the Company. During the first six months of the year the Company negotiated two large contracts that helped increase total revenues by $233,000.

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

The following information is provided for the years ending December 31, 1999 and 1998:


                                                 1999           1998
                                                 ----           ----
Working Capital                              $  157,000  * $   204,000 *
Long-term debt to equity                         1:7.4         1:6.1
Cash provided by operations                     297,000        136,000
Cash and short-term investments available       228,000        262,000

* $73,000 and $140,000 loan on office building listed as current liability in 1999 and 1998.

After impairment, Management believes that the carrying value of producing oil and gas properties is not in excess of the fair value. Carrying value of producing properties, net of depletion and depreciation, is $584,000. Oil and gas revenues, net of expenses, were $125,000 for the year before depreciation, depletion, and impairment. As many of the Company's producing properties are natural gas properties, with lives in excess of twenty-five years, we believe the carrying value is fully recoverable.

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



Depreciation, depletion and amortization were $329,000 in 1999 compared to $218,000 in 1998. This was a 57% increase caused by impairments of oil and gas properties in the amount of $130,000 (see Note 14 write down of impaired oil and gas properties). Using the provisions of FASB No. 121 " Impairment of Long Lived Assets", the company decided due to low prices and declining production the properties were not worth the carrying value on the books. Other than this impairment, depreciation, depletion, and amortization was fairly stable for the two years. Depreciation, depletion and amortization was $264,000 in 1997 compared to $218,000 in 1998. This decrease from 1997 to 1998 was a result of a decline in production from prior years in the Brundage Canyon Field and the sale of the buildings located at 6WN Road in Natrona County, Wyoming.

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

Overall, total revenues increased by 10% during 1999, because of acquiring several large contracts in the environmental testing and management industry. This increase more than compensated for the decline in oil and gas prices and production. Total operating expenses increased by 14%, primarily the result of higher costs in the environmental testing and management industry, and impairments in oil and gas properties which more than offset declines in general and administrative costs and lower operating costs in the oil and gas industry.


Year 2000 Compliance
--------------------

Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to perform accounting functions and delays in the receipt of payments from purchasers of oil and gas production and environmental testing customers. The company identified and is in the process of correcting applications. New software systems were fully operational in December 1999. We are also working with our vendors and suppliers to assess their compliance. Costs to modify such applications remain immaterial to our results of operations or financial condition. Letters have been accumulated from significant customers regarding year 2000 compliance. Assurance letters have also been received from all financial institutions. The relationships with third parties have been evaluated based on assurances presented. Failure of customers to be year 2000 compliant may lead to delays in payments and lost revenue to the Company. Although the Company believes its major customers are year 2000 complaint, there is no assurance that this is the case. In the event of disruptions caused by failure of customers to be year 2000 compliant, the Company believes there will be alternative purchases of the Company's production and the Environmental testing services and the Customer base is diversified over enough customers to avoid Company hardship.

No problems have been encountered as a result of Year 2000.

ITEM 8 - FINANCIAL STATEMENTS

Hawks Industries, Inc. and Subsidiaries


Index to Consolidated Financial Statements

Report of Certified Public Accountants on
    the Financial Statements                             20
Consolidated Balance Sheets                              21
Consolidated Statements of Operations                    22
Consolidated Statements of Shareholders' Equity          23
Consolidated Statements of Cash Flows                    24
Notes to Consolidated Financial Statements               25-37

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

As more fully described in Note 17, subsequent to the issuance of the Company's 1999 financial statements and our report thereon dated March 2, 2000, we became aware that those financial statements were prepared using a reserve report which was incorrect, incorrectly reflected gains and earnings for assets transfer to an LLC in which the Company has a minority interest, and failed to reflect amortization of goodwill. Accordingly, the 1999, 1998, and 1997 financial statements have been restated. In our original report, we expressed an unqualified opinion on the 1999, 1998, and 1997 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

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


                                   /s/ Lovelett, Hargens & Skogen, P.C.
Casper, Wyoming
March 2, 2000, except as to the third paragraph above
and Note 17, which are as of June 9, 2000

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                        ASSETS                                          1999           1998
                        ------                                          ----           ----
CURRENT ASSETS
   Cash                                                             $     28,000  $      60,000
   Accounts receivable                                                   429,000        425,000
   Short-term investments                                                200,000        202,000
   Costs on uncompleted contracts in excess of related billings            9,000         15,000
   Other current assets                                                   67,000         64,000

      Total current assets                                               733,000        766,000

PROPERTY AND EQUIPMENT, net
 (successful efforts method)                                           1,673,000      1,703,000

INVESTMENTS AND OTHER ASSETS
   Note Receivable                                                        29,000         35,000
   Land Investment                                                       196,000        196,000
   Available for sale investment                                         100,000        100,000
   Goodwill, net of amortization                                         128,000        138,000
   Equity investment                                                      30,000              -
   Other Assets, net                                                      36,000         62,000

                                                                         519,000        531,000

                                                                    $  2,925,000  $   3,000,000


    LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES
   Notes payable                                                    $    283,000  $     203,000
   Current maturities of long-term debt                                   72,000        128,000
   Accounts payable                                                      172,000        195,000
   Accrued liabilities                                                    49,000         36,000

      Total current liabilities                                          576,000        562,000

LONG TERM DEBT                                                           279,000        340,000

CONTINGENT LIABILITY ( See Note 13)                                            -              -

SHAREHOLDERS' EQUITY
   Capital stock:
   Preferred stock, $.01 par value; authorized 997,000 shares; no
       shares issued                                                          -              -
   Common stock, $.01 par value, authorized 5,000,000 Shares;
       shares issued 1,351,513 in 1999 and 1998                           13,000         13,000
   Capital in excess of par value of common stock                      3,046,000      3,046,000
   Retained (deficit)                                                   (965,000)      (954,000)
   Less Common Stock held in treasury at cost, 24,808 and 6,175
      shares in 1999 and 1998, respectively                              (24,000)        (7,000)
                                                                       2,070,000      2,098,000

                                                                    $  2,925,000  $   3,000,000


See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                  Years ended December 31, 1999, 1998 and 1997

                                                  1999           1998           1997
                                                  ----           ----           ----
Operating revenue:
   Oil and gas                               $    169,000   $    236,000   $    322,000
   Environmental testing and management         2,499,000      2,211,000      1,792,000
   Gain (loss) on sale of assets                   10,000         (2,000 )       17,000

                                                2,678,000      2,445,000      2,131,000

Operating expenses:
   Oil and gas                                     44,000         53,000        139,000
   Environmental testing and management         2,148,000      1,856,000      1,746,000
   Depreciation, depletion and amortization       329,000        218,000        264,000
   General and administrative                     129,000        200,000        238,000

                                                2,650,000      2,327,000      2,387,000

Operating income (loss)                            28,000        118,000       (256,000 )
Other income (expense):
   Other income                                     7,000         21,000         34,000
   Interest income                                 13,000         23,000         20,000
   Interest expense                               (59,000 )      (70,000 )      (72,000 )
   Sale of buildings                                    -         48,000              -

Loss (Gain) before taxes                          (11,000 )      140,000       (274,000 )

Provision for taxes:
   Current                                              -              -              -
   Deferred                                             -              -        (11,000 )

                                                        -              -        (11,000 )

Net Loss (Income)                            $    (11,000 ) $    140,000   $   (285,000 )


Weighted average number of
     common shares outstanding                  1,314,593      1,351,451      1,351,147


 Loss (earnings)per common share             $       (.01 ) $        .10   $       (.21 )



See Notes to Consolidated Financial Statements.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997

                                                                        Accumu-
                                                         Capital in      lated            Common Stock
                                Common Stock Issued       Excess of     Earnings        Held in Treasury
                                -------------------                                     ----------------
                                Shares       Amount       Par Value    (Deficit)      Shares        Amount
                                ------       ------       ---------    ---------      ------        ------
Balance January 1, 1997,
     As originally reported    1,339,443  $  13,000    $  3,007,000  $   (772,000)           -  $          -
Prior period adjustment                -           -              -       (37,000)           -             -

Balance January 1, 1997,
     As restated               1,339,443  $  13,000    $  3,007,000  $   (809,000)           -  $          -
Stock issued to Employee
  Stock Ownership Plan Trust      11,967            -        39,000             -            -             -
Net loss, as restated                  -            -             -      (285,000)           -             -

Balance December 31, 1997      1,351,410        13,000    3,046,000    (1,094,000)           -             -
Purchase of Treasury Stock             -             -            -             -        6,175         7,000
Additional Shares issued
  in 20 for 1 Reverse Split          103             -            -             -            -             -
Net Income, as restated                -             -            -       140,000            -             -

Balance December 31, 1998      1,351,513        13,000    3,046,000      (954,000)       6,175         7,000
Purchase of Treasury Stock           -             -             -            -         60,000        59,000
Sale of Treasury Stock               -             -             -            -        (10,000       (10,000)
Transfer to ESOP                     -             -             -            -        (31,367       (32,000)
Net income, as restated              -             -             -       (11,000)            -            -

Balance December 31, 1999      1,351,513  $     13,000 $  3,046,000  $   (965,000)      24,808  $     24,000



See Notes to Consolidated Financial Statements.


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997

                                                           1999          1998          1997
                                                           ----          ----          ----
Cash flows from operating activities:
   Net income (loss) from operations                   $  (11,000)   $   140,000   $  (285,000 )
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
     Depreciation, depletion and amortization              199,000       218,000       264,000
     Deferred tax adjustment                                     -             -        11,000
     Net gain on sale of assets                            (10,000 )     (46,000 )     (17,000 )
     Impairment of oil and gas
       property                                            130,000         5,000         6,000
     Changes in operating assets and liabilities:
        Increase in accounts receivable                     (4,000 )     (95,000 )     (10,000 )
        Decrease (increase) in costs in excess of
          billings and other current assets                  3,000       (17,000 )      41,000
        Decrease in accounts payable and
            accrued expenses                               (10,000 )     (69,000 )    (158,000 )

Net cash flows provided by (used in) oper. activities      297,000       136,000      (148,000 )


Cash flow from investing activities:
   Purchases of property and equipment                    (294,000 )    (216,000 )    (122,000 )
   Proceeds from sale of properties                         15,000       358,000        33,000
   Decrease (Increase) in other assets                      26,000       (42,000 )      (2,000 )
   Equity investment                                       (30,000 )           -             -
   Decrease in land investment                                   -         6,000             -
   Decrease in note receivable                               6,000         3,000         4,000
   Decrease in short-term investments                        2,000         3,000       366,000

Net cash (used in) provided by investing activities       (275,000 )     112,000       279,000


Cash flows from financing activities:
   Purchases of Treasury Stock                             (60,000 )      (7,000 )           -
   Sale of Treasury Stock                                   43,000             -             -
   Proceeds from debt obligations incurred                 152,000       137,000       200,000
   Reduction of debt obligations                          (189,000 )    (348,000 )    (349,000 )

Net cash (used in) financing activities                    (54,000 )    (218,000 )    (149,000 )


(Decrease) increase in cash and cash equivalents           (32,000 )      30,000       (18,000 )
Cash and cash equivalents at beginning of year              60,000        30,000        48,000

Cash and cash equivalents at end of year               $    28,000   $    60,000   $    30,000


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Covenant not to compete:

The covenant not to compete is being amortized over the four year life of the agreement on the straight-line method.

Goodwill:

Goodwill represents the excess of the cost of a company acquired over the fair value of its net assets at the date of acquisition and is being amortized by the straight-line method over 20 years.

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


Note 2.   Property and Equipment

      Property and equipment at December 31, 1999 and 1998 consists of the following:

                                                                 1999           1998
                                                                 ----           ----
 Non-producing oil and gas properties, net of valuation
   allowance of $2,000 in 1999 and $2,000 in 1998           $     14,000   $     14,000
 Producing oil and gas properties                              1,525,000      1,655,000
 Furniture and fixtures                                          417,000        369,000
 Transportation equipment                                        207,000        200,000
 Buildings and leasehold improvements                            397,000        371,000
 Engineering and lab equipment                                 1,127,000      1,258,000
 Other                                                            45,000         59,000

                                                               3,732,000      3,926,000
 Less accumulated depreciation and depletion                   2,059,000      2,223,000

                                                            $  1,673,000   $  1,703,000


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Notes Payable, Long-Term Debt and Pledged Assets

      Notes payable were as follow at December 31, 1999 and 1998:

                                                                    1999         1998
                                                                    ----         ----
 Revolving line of credit $155,000, interest at Citibank Prime plus /%, (9.25% at December 31, 1999) Maturing
   September 16, 2000, collateralized by oil and gas properties  $  65,000   $   65,000
 Revolving line of credit $200,000, interest at 6.46%
   maturing April 19, 2000 collateralized by certificates of
   deposit                                                          145,000      138,000
 Short-term note payable due bank, interest at 9.25%, interest, only until March 16, 2000, when it will be converted to long-
   term debt, collateralized by building                             73,000        -


                                                                 $ 283,000   $  203,000


     Long-term debt at December 31, 1999 and 1998 is as follows:
                                                                     1999         1998
                                                                     ----         ----
 Mortgage notes payable to W.D. Hodges and Jim Ferris
   Properties, interest at 9% payable $971 per month until
   September 17, 2013, collateralized by building                $    92,000  $    95,000
 Mortgage note payable to bank, interest set at 4% above U.S.
   Treasury Bill index for one year each April 1st, (8.66% at
 December 31, 1999) payable $1,181 per month including
   interest until March 22, 2009, collateralized by office
   building                                                           90,000       96,000
 Note payable, State of Wyoming, interest at 4%, unsecured               -          6,000
 Installment loans payable, due at various times from
   December 1999 to August 2002, interest rates from 9.0% to
   9.75%, secured by equipment                                        50,000       37,000
 Note payable Wyoming Industrial Development Corporation,
   interest at 7.33%, payable $3,991 per month including
   interest until October 5, 2002, collateralized by equipment       119,000      157,000
 Note payable Wyoming Industrial Development Corporation,
   interest at 6.96%, collateralized by equipment                        -         77,000

                                                                     351,000      468,000
 Less current maturities                                              72,000      128,000


                                                                 $   279,000  $   340,000


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities of long-term debt are as follow:
            2000           $      72,000
            2001                  78,000
            2002                  52,000
            2003                  13,000
            2004                  15,000
            Thereafter           121,000

                           $     351,000


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

The tax effects of temporary differences that gave rise to significant portions of the deferred tax (assets) liabilities were as follow at December 31, 1999, 1998 and 1997:

Tax effects of temporary differences for:              1999           1998            1997
                                                       ----           ----            ----
Accounting for oil & gas properties               $     17,000   $     54,000    $     57,000

Total deferred tax liabilities                          17,000         54,000          57,000

Tax loss carryforwards                              (2,477,000 )   (2,896,000 )    (3,514,000 )
Tax credit carryforwards                               (55,000 )      (62,000 )       (86,000 )

Total deferred tax assets                           (2,532,000 )   (2,958,000 )    (3,600,000 )

Net deferred asset                                  (2,515,000 )   (2,904,000 )    (3,543,000 )
Asset valuation allowances                           2,515,000      2,904,000       3,543,000

Net deferred tax asset                            $          -   $          -    $          -


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

Note 5 Stockholders' Equity

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.    Financial Information Relating to Industry Segments

                                                      1999          1998          1997
                                                      ----          ----          ----
Sales to unaffiliated customers:
  Oil and gas industry                            $   169,000   $   236,000  $    333,000
  Environmental testing and management
   industry                                         2,509,000     2,209,000     1,798,000

                                                  $ 2,678,000   $ 2,445,000  $  2,131,000


Operating profit or (loss):
  Oil and gas industry                            $   (94,000 ) $    33,000  $    (36,000)
  Environmental testing and management
   industry                                           230,000       236,000       (61,000)
  Unallocated Corporate expenses                     (108,000 )    (151,000)     (159,000)

                                                  $    28,000   $   118,000  $   (256,000)


Identifiable assets:
  Oil and gas industry                            $   584,000   $   750,000  $    854,000
  Environmental testing and management
   industry                                         1,290,000     1,127,000       893,000
  Corporate assets                                  1,051,000     1,123,000     1,400,000

                                                  $ 2,925,000   $ 3,000,000  $  3,147,000


Capital expenditures:
  Oil and gas industry                            $         -   $     3,000  $     92,000
  Environmental testing and management
   industry                                           222,000       213,000        30,000
  Other capital expenditures                           72,000             -            -

                                                  $   294,000   $   216,000  $    122,000


Depreciation, depletion and amortization:
  Oil and gas industry                            $   183,000   $    79,000  $    111,000
  Environmental testing and management
   industry                                           130,000       116,000       113,000
  Other depreciation, depletion and
   amortization                                        16,000        23,000        40,000


                                                  $   329,000   $   218,000  $    264,000


Interest Income:
  Oil and gas industry                            $         -   $    10,000  $         -
  Environmental testing and management
   industry                                                 -             -        2,000
  Corporate interest                                   13,000        13,000       18,000

                                                  $    13,000   $    23,000  $    20,000


Interest Expense:
  Oil and gas industry                            $     6,000   $     5,000  $         -
  Environmental testing and management
   industry                                            36,000        36,000       29,000
  Corporate Interest                                   17,000        29,000       43,000

                                                  $    59,000   $    70,000  $    72,000



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

                              1999                      1998                      1997
                              ----                      ----                      ----
                                    Accounts                  Accounts                  Accounts
Company              Revenue     Receivable    Revenue     Receivable     Revenue   Receivable
-------              -------     ----------    -------     ----------     -------   ----------
  A                        2%            1%        -              2%         9%            -
  B                      26%             -         -              -          -             -
  C                      22%            25%       28%            18%       12%            12%
  D                       7%            12%         8%            4%       10%            17%
  E                       3%             1%       16%            22%         -             -

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



Note 13. Significant Events

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



Note 14. Write Down of impaired oil and gas properties

For the year ended December 31, 1999, the Company recorded impairments of its producing oil and gas properties in the amount of $130,000. The impairments were recorded to depreciation, depletion and amortization expense. Using a Company authorized reserve study; the Company determined the fair value of the properties using discounted future estimated cash flows. Earnings per share were ten cents for the year ended December 31, 1999 prior to write down and a Loss per share of less than one cent after the write down.

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

As a result of this transaction, the controlling interest in Hawks will be owned by the Buyer Group, which will focus on its mineral claims in Alaska.


Note 16.   Supplemental Disclosure

Noncash Financing and Investing Activities  As  reported in Note 8, in the  sale
------------------------------------------
of corporate assets, the Company received 10,000 shares of preferred stock valued at $100,000.

Other Disclosures   The  Company paid  no income  taxes during  the years  ended
-----------------
December 31, 1999, 1998 and 1997.

Note 17. Subsequent Event, Prior Period Adjustment and Reissuance of Financial Statements

Subsequent to the issuance of the Company's 1999 financial statements, management became aware that the reserve report relied upon for the calculation of depreciation, depletion and impairment of oil and gas properties was not accurate. As a result to the correction, the combination of depreciation, depletion, and amortization for 1999 decreased $1,000. Management also restated the 1999 financial statements to reflect the transfer of the customer list and equipment to Enviro Test Laboratories, LLC. The transfer was not deemed to be the culmination of the earnings process and accordingly must be reflected at the Company's historical basis in said assets The gain on sale of equipment decreased $76,000 and other income decreased $150,000, with the total $226,000 removed from accounts receivable. The total effect of the corrections was a decrease in 1999 net income, total assets, and shareholders' equity of $225,000. Earning per common share were $.17 before the correction and the loss per common share was less than $.01 after the correction.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Subsequent Event, Prior Period Adjustment and Reissuance of Financial Statements (continued)

Also, the Company had not reflected amortization of goodwill relating to the 1993 acquisition. The 1999, 1998, and 1997 financial statements have been restated to record the annual amortization as well as the decrease in shareholders' equity as of January 1, 1997 to reflect prior amortization. The adjustment resulted in an increase in net loss of $10,000 (.01) per share for 1999, decrease in net income of $10,000 (.01) per share for 1998, and increase in net loss of $10,000 (.01) per share for 1997.

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
                            President     of      Western
                            Environmental   Services    &
                            Testing,   Inc.   and   Vice-
                            President      of       Hawks
                            Industries, Inc. since 1998.

Gerald M. Moyle/ 45         Appointed    as   Class    II        1994              8           -0-
                            Director June 30,  1994; Land
                            Manager  of Brown  Operating,
                            Inc. since 1984.

(a) Included are 1,675 shares Mr. Meador and Mr. Hinchey own through H & M Properties.


ITEM 11 - EXECUTIVE COMPENSATION

                                  Annual compensation                    Long term compensation
                                                                     Awards          Payouts
Name and principal     Year   Salary   Bonus   Other annual  Restricted  Securities   LTIP     All other
position                       ($)      ($)    Compensation     Stock      Under-    payouts    Compen-
                                                   ($)        Award(s)     Lying       ($)       sation
                                                                           Option
                                                                          SARS (#)
(a)                    (b)     (c)      (d)        (e)           (f)        (g)        (h)        (i)
CEO-Bruce A. Hinchey   1999  104,000    -0-       (a,b)          -0-        -0-        -0-        -0-
President and          1998   80,000    -0-       (a,b)          -0-        -0-        -0-        -0-
Director of Hawks      1997   87,800    -0-       (a,b)          -0-        -0-        -0-        -0-
Industries, Inc.,
Vice President of
Western Environmental
Services & Testing,
Inc.

James E. Meador, Jr.   1999  103,000    -0-       (a,b)          -0-        -0-        -0-        -0-
Vice President and     1998   80,000    -0-       (a,b)          -0-        -0-        -0-        -0-
Director of Hawks      1997   87,800    -0-       (a,b)          -0-        -0-        -0-        -0-
Industries, Inc.,
President of Western
Environmental
Services & Testing,
Inc.

Joseph J. McQuade      1998   37,320    -0-        (a)           -0-        -0-        -0-        -0-
President, CEO and     1997   98,280    -0-        (a)           -0-        -0-        -0-        -0-
Director of Hawks
Industries.

All Executive          1999  207,000    -0-                      -0-        -0-        -0-        -0-
Officers as a Group    1998  197,320    -0-                      -0-        -0-        -0-        -0-
(Two in number)        1997  273,880    -0-                      -0-        -0-        -0-        -0-
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

                                           Percent
                                          Of Class
Name and Address         Shares Owned    Outstanding
Bruce A Hinchey           115,928 (a)        8.7
913 Foster Road
Casper, Wyoming 82601

James E. Meador, Jr.      120,545 (a)        9.1
913 Foster Road
Casper, Wyoming 82601

Anne D. Zimmerman           153,167         11.5
Revocable Trust
400 East 1st Street
Casper, Wyoming 82601

All Officers and            389,640         29.3
Directors and 5%
Shareholders as a Group
(three in number)

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

                                          HAWKS INDUSTRIES, INC.

                                          _/s/ Bruce A. Hinchey____________
                                          ---------------------
                                          Bruce A. Hinchey, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf and in the capacities and on the dates indicated.


Signatures                                                  Date
----------                                                  ----


/s/ Bruce A. Hinchey                                        June 12, 2000
------------------------------
Bruce A. Hinchey, President,
Principal Executive Officer
and Director


/s/ James E. Meador Jr.                                     June 12, 2000
------------------------------
James E. Meador, Jr.
Vice President and Director


/s/ Bill Ukele                                              June 12, 2000
-------------------------
Bill Ukele
Chief Financial Officer


/s/ Dwight B. Despain                                       June 12, 2000
------------------------------
Dwight B. Despain
Secretary/Treasurer and Director




/s/ Gerald E. Moyle                                         June 12, 2000
-------------------------
Gerald E. Moyle
Director

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