Form 10-Q/A
period 2000-03-31
HAWKS INDUSTRIES INC
filed 2000-06-20
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-1


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITITES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 2000    Commission File Number: 0-5781


                             HAWKS INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


            Wyoming                                           83-0211955
--------------------------------------------                  ----------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                      Identification Number)


                     913 Foster Road, Casper, Wyoming 82601

                    (Address of principal executive offices)





Registrant's telephone number, including area code               (307) 234-1593


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

YES X          NO_
    -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


     Class                                   Outstanding at March 31, 2000
     -----                                   -----------------------------
Capital Stock, $.01 par value                          1,326,705

                                     INDEX
                                     -----


                                                               PAGE

PART I              FINANCIAL INFORMATION                        3


                    Consolidated Balance Sheets
                         March 31,2000 and December 31, 1999     4


                    Consolidated Statements of Operations
                         Three months ended March 31, 2000
                         and 1999                                5


                    Consolidated Statements of Cash Flows
                         Three months ended March 31, 2000
                         and 1999                                6


                    Notes to Consolidated Financial Statements   7


                    Management's Discussion and Analysis of
                         Financial Condition and Results
                         of Operation                            12

PART II             OTHER INFORMATION                            14

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

These statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10K/A-1 for the year ending December 31, 1999.

This quarterly  report contains  some  forward-looking statements  about  future operations and expectations of Hawks Industries, Inc. and its Subsidiaries. Management believes they are reasonable representations of Hawks Industries, Inc. expected performance at this time. Actual results may vary from Management's stated expectations and projections.

                    HAWKS INDUSTRIES. INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  March 31,      December 31,
                                                                    2000             1999
                                                                    ----             ----
                                                                 (unaudited)
                 ASSETS
                 ------
CURRENT ASSETS
 Cash                                                          $      43,000   $       28,000
 Accounts Receivable                                                 264,000          429,000
 Short-term investments                                              200,000          200,000
 Cost on uncompleted contracts in excess of related billings          43,000            9,000
 Other current assets                                                 77,000           67,000

          Total current assets                                       627,000          733,000

PROPERTY AND EQUIPMENT, net (successful efforts method)            1,660,000        1,673,000

INVESTMENTS AND OTHER ASSETS
 Note receivable                                                      29,000           29,000
 Land investment                                                     196,000          196,000
 Available for sale investment                                       100,000          100,000
 Equity investment                                                         -           30,000
 Goodwill, net                                                       126,000          128,000
 Other assets                                                         33,000           36,000

                                                                     484,000          519,000

                                                               $   2,771,000   $    2,925,000


             LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES
 Notes payable                                                 $     299,000   $      283,000
 Current maturities of long-term debt                                 78,000           72,000
 Accounts payable                                                    149,000          172,000
 Accrued liabilities                                                  54,000           49,000

          Total current liabilities                                  580,000          576,000

LONG-TERM DEBT                                                       359,000          279,000

COMMITMENT FOR EQUITY INVESTMENT (See Note 7)                          2,000                -

CONTINGENT LIABILITY (See Note 4)                                          -               -

SHAREHOLDERS' EQUITY
 Capital stock:
 Preferred stock, $.01 par value, authorized 997,000
  shares: no shares issued                                                 -               -
 Common stock, $.01 par value, authorized 5,000,000 shares
  shares issued 1,351,513 in 2000 and 1999                            13,000           13,000
 Capital in excess of par value of common stock                    3,046,000        3,046,000
 Retained (deficit)                                               (1,205,000 )       (965,000 )
 Less Common Stock held in treasury at cost, 24,808
  Shares in 2000 and 1999 respectively                               (24,000 )        (24,000 )

                                                                   1,830,000        2,070,000

                                                               $   2,771,000   $    2,925,000


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)
                                                       2000           1999
                                                       ----           ----
Operating Revenue:
 Oil and gas                                      $     48,000    $    34,000
 Environmental                                         310,000        712,000
 Gain on sale of assets                                  1,000              -

                                                       359,000        746,000

Operating expenses:
 Oil and gas                                            10,000         12,000
 Environmental                                         429,000        527,000
 Deprecation, depletion and amortization                52,000        134,000
 General and administrative                             31,000         32,000

                                                       522,000        705,000

Operating Income (Loss) from operations               (163,000 )       41,000
Other income (expense):
 Other income                                            2,000          2,000
 Interest Income                                         3,000          3,000
 Interest expense                                      (14,000 )      (14,000 )
 Loss from LLC                                         (68,000 )           -

Income (loss) from operations Before Taxes            (240,000 )       32,000

Provision for taxes:
 Current                                                    -              -

Net Income (loss)                                 $   (240,000 ) $     32,000

Weighted average number of
 Common shares outstanding                           1,326,705      1,331,949


Income (loss) per common share                    $       (.18 ) $        .02


See Notes to Consolidated Financial Statements


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                2000          1999
                                                                ----          ----
Cash flows from operating activities:
 Income (loss) from operations                              $  (240,000 ) $    32,000
 Adjustment to reconcile net income to net cash provided:
  Depreciation, depletion and amortization                       52,000       134,000
  Gain on sale of assets                                          1,000             -
  Loss from LLC                                                  68,000             -
  Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable                   165,000      (302,000 )
   Increase in short-term investments                                 -        (3,000 )
   Increase in cost in excess of billings and other current
   assets                                                       (44,000 )     (22,000 )
   (Decrease) increase in accounts payable and accrued
   expenses                                                     (18,000 )      85,000

Net cash flow provided by (used in) operating activities        (16,000 )     (76,000 )


Cash flows from investing activities:
 Purchases of property and equipment                            (39,000 )     (59,000 )
 Proceeds from sale of properties                                 1,000             -
 Decrease in other assets                                         3,000         1,000
 Advances to LLC                                                (36,000 )           -
 Decrease in notes receivable                                         -         3,000

Net cash flow provided by (used in) investing activities        (71,000 )     (55,000 )


Cash flows from financing activities:
 Proceeds from debt obligations incurred                        166,000       172,000
 Reduction of debt obligations                                  (64,000 )     (33,000 )
 Purchase of common stock                                             -       (59,000 )

Net cash used in financing activities:                          102,000        80,000

Increase (Decrease) in cash and cash equivalents                 15,000       (51,000 )
Cash and cash equivalents at beginning of year                   28,000        60,000

Cash and cash equivalents at end of quarter                 $    43,000   $     9,000



See Notes of Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Property and Equipment

Property and equipment at March 31, 2000 and December 31, 1999 consists of the following:

                                                                        2000         1999
                                                                        ----         ----
Nonproducing oil and gas properties, net of valuation allowance of
 $2,000 in 2000 and $2,000 in 1999                                  $    14,000  $    14,000
Producing oil and gas properties                                      1,526,000    1,525,000
Furniture and fixtures                                                  418,000      417,000
Transportation equipment                                                202,000      207,000
Building and leasehold improvements                                     416,000      397,000
Engineering and lab equipment                                         1,144,000    1,127,000
Other                                                                    45,000       45,000

                                                                      3,765,000    3,732,000
Less accumulated depreciation and depletion                           2,105,000    2,059,000

                                                                    $ 1,660,000  $ 1,673,000


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at March 31, 2000 and December 31, 1999 are as follow:

                                                                                     2000         1999
                                                                                     ----         ----
Revolving line of credit $155,000 interest at Citibank Prime plus 3/4%, (9.75%
  at March 31, 2000) maturing September 16, 2000, collateralized by oil and gas
  properties                                                                    $     80,000 $     65,000
Revolving line of credit $200,000, interest at 6.46% maturing April 19, 2000
  collateralized by certificate of deposit                                           140,000      145,000
Short-term note payable due bank, interest at 9.75%, interest, only until March
     16, 2000, when it will be converted to long-term debt, collateralized by
     building                                                                         79,000       73,000

                                                                                $    299,000 $    283,000



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  2.  Notes Payable, Long-Term Debt and Pledged Assets (cont.)

Long-term debt at March 31, 2000 and December 31, 1999 is as follows:

                                                                                    2000          1999
                                                                                    ----          ----
Mortgage notes payable to W.D. Hodges and Jim Ferris Properties, interest at
  9% payable $971 per month until September 17, 2013, collateralized by
  building                                                                      $   91,000   $    92,000
Mortgage note payable to bank, interest set at 4% above U.S. Treasury bill index for one year each June 1st, (8.66% at March 31, 2000), payable $1,181 per month including interest until April 1, 2009, collateralized by office
  building                                                                          88,000        90,000
Installment loans payable, due at various times, interest rates from 9.0% to
  9.75% secured by equipment                                                            -         50,000
Note payable Wyoming Industrial Development Corporation, interest at 7.33%, payable $3,991 per month including interest until October 5, 2002,
  collateralized by equipment                                                      110,000       119,000
Note payable Wyoming Industrial Development Corporation, interest at 6.5%, payable $2,935 per month including interest until March 3, 2005
  collateralized by equipment.                                                     148,000            -

                                                                                   437,000       351,000
Less current maturities                                                             78,000        72,000

                                                                                $  359,000   $   279,000



Aggregate maturities of long-term debt as follow:

2000                  $    78,000
2001                       82,000
2002                       77,000
2003                       45,000
2204                       48,000
Thereafter                107,000

                      $   437,000


Actual cash payment for interest during the periods ended March 31, 2000 and 1999 were $14,000 and $14,000 respectively.

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Financial Information Relating to Industry Segments

                                                       2000          1999
                                                       ----          ----
Sales to unaffiliated customers:
 Oil and gas industry                             $    48,000   $     34,000
 Environmental testing and management industry        311,000        712,000

                                                  $   359,000   $    746,000


Operating profit (loss):
 Oil and gas industry                             $    14,000   $    (90,000)
 Environmental testing and management industry       (151,000 )      155,000
 Unallocated corporate expenses                       (26,000 )      (24,000)

                                                  $  (163,000 ) $     41,000


Identifiable assets:
 Oil and gas industry                             $   570,000   $    667,000
 Environmental testing and management industry      1,139,000      1,448,000
 Corporate assets                                   1,062,000      1,082,000

                                                  $ 2,771,000   $  3,197,000


Capital expenditures:
 Oil and gas industry                             $     1,000   $         -
 Environmental testing and management industry         38,000         59,000

                                                  $    39,000   $     59,000


Depreciation, depletion and amortization:
 Oil and gas industry                             $    15,000   $    100,000
 Environmental testing and management industry         32,000         30,000
 Other depreciation, depletion and amortization         5,000          4,000

                                                  $    52,000   $    134,000


Interest Income:
 Oil and gas industry                             $         -   $         -
 Environmental testing and management industry              -             -
 Corporate interest                                     3,000          3,000

                                                  $     3,000   $      3,000


Interest Expense:
 Oil and gas industry                             $     2,000   $      1,000
 Environmental testing and management industry          8,000          8,000
 Corporate interest                                     4,000          5,000

                                                  $    14,000   $     14,000



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

Note 5.  Write down of impaired oil and gas properties

For the year ended December 31, 1999, the Company recorded impairments of its producing oil and gas properties in the amount of $130,000. The impairments were recorded to depreciation, depletion and amortization expense. Using a Company authorized reserve study, Company determined the fair value of the properties using discounted future estimated cash flows. Earnings per share were ten cents for the year ended December 31, 1999 prior to write down and loss per share of less than one cent after the write down. For the quarter ended March 31, 1999, $80,000 of the $130,000 was taken as depreciation and depletion.

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

Note 7.  Summary Financial Information

The Company holds a 30% interest in a Limited Liability Company. The investment is being accounted for by the equity method. The Company has committed for future financial support of the LLC and is a corporate guarantor on the LLC's $400,000 line of credit.

Unaudited summary financial information for Enviro-Test Laboratories, LLC as of and for the three months ended March 31, 2000 follows:

Current assets                      $    53,000

Noncurrent assets                   $   780,000

Current liabilities                 $   342,000

Noncurrent liabilities              $         -


Net sales                           $    28,000

Gross profit                        $  (155,000)

Loss from continuing operations     $  (225,000)

Net loss                            $  (225,000)


                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:
--------------------------------

During the first quarter of 2000, net cash flow from operating activities decreased by $16,000, compared to a decrease of $76,000 in 1999. This decrease in the first quarter of 2000 was due a loss from operations offset by the collection of accounts receivable from the previous year. The decrease in accounts receivable was due to decreased sales in the Company's environmental testing and management segment in the first quarter of 2000. The sales decrease was caused by a slow down in the customers testing through the middle of March 2000.

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

The following information is provided for the quarter ended March 31, 2000 and 1999:

                                                      2000        1999
                                                      ----        ----
Working Capital                                   $ 47,000    $ 157,000
Long-term debt to equity                            1:5.1       1:7.4
Cash provided by (utilized by) operations         $ (16,000)  $ (76,000)
Cash and short-term investments available         $ 243,000   $ 214,000



Results of operations:
----------------------

Environmental testing and management:

Environmental testing and management revenues decreased to $310,000 in the first quarter of 2000 from $712,000 in the first quarter of 1999. This decrease was the result of a slow down in testing by some of the Company's large clients in 2000 during the months of January and February. During the month of March 2000, activity started to show signs of improving and all indications appear the second quarter will be strong. During the first quarter of 1999 the Company had a major contract, which was awarded again in 2000, with work scheduled to begin in the second quarter. Environmental testing and management's operating expenses were 18% less during the first quarter of 2000 compared to the first quarter of 1999. This decrease was due to less work performed during 2000. Although revenues decreased by 130%, costs decreased by only 18% as the Company had to maintain its key employees in anticipation of a higher workload as work increased toward the end of the first quarter. Shown below is a table showing revenue and operating expense for the Company's environmental testing management segments:

                          2000             1999
                          ----             ----
Sales               $    310,000    $     712,000
Operating expenses       429,000          527,000
                         -------          -------
                    $   (119,000)   $     185,000
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

Below is a table showing revenues and operating expenses for the quarters ended March 31, 2000 and 1999 for the Company's oil and gas segment:

                         2000        1999
                         ----        ----
Sales               $    48,000 $     34,000
Operating expenses       10,000       12,000
                       --------     --------
                    $    38,000 $     22,000
                       ========     ========

Additional information:

The Company had depreciation, depletion and amortization (DD&A) of $52,000 in the first quarter of 2000 compared to $134,000 in the first quarter of 1999. Eighty thousand dollars of the decrease from 1999 was from a write down of impaired oil and gas properties in the first quarter of 1999 (see Note 5-Write down of impaired oil and gas properties).

General and administrative costs were lower by $1,000 in the first quarter of 2000 compared to the first quarter of 1999, a 6% decline. Interest expense and interest income were the same for the first quarter of 2000 and 1999.

In late 1999, the Company with another company formed Enviro-Test Laboratories LLC, to provide analytical services for air, soils and water for private, industrial and government entities. This lab as anticipated showed losses for the first quarter of 2000. The Company's proportionate share of this loss was $68,000.


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


                                        HAWKS INDUSTRIES, INC.
                                        (Registrant)



Date: June 12, 2000                     BY:   /s/ Bruce A. Hinchey
                                              --------------------
                                               Bruce A. Hinchey, President and
                                               Chief Executive Officer

Date: June 12, 2000                     BY:   /s/ Bill Ukele
                                              -------------- ------------
                                               Bill Ukele, Controller and
                                               Chief Financial Officer