Form 10-Q
period 2000-06-30
HAWKS INDUSTRIES INC
filed 2000-08-15
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITITES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 2000     Commission File Number: 0-5781


                             HAWKS INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


            Wyoming                                           83-0211955
----------------------------------                     -----------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification Number)


                     913 Foster Road, Casper, Wyoming 82601

                    (Address of principal executive offices)





Registrant's telephone number, including area code               (307) 234-1593


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

YES X          NO_
    -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


          Class                              Outstanding at June 30, 2000
          -----                              ----------------------------
    Capital Stock, $.01 par value                           1,501,699

                                     INDEX
                                     -----


                                                       PAGE



PART I    FINANCIAL INFORMATION                           3


          Consolidated Balance Sheets
               June 30, 2000 and December 31, 1999        4


          Consolidated Statements of Operations
               Three months and Six months
               ended June 30, 2000 and 1999               5


          Consolidated Statements of Cash Flows
               Six months ended June 30, 2000
                and 1999                                  6


          Notes to Consolidated Financial
           Statements                                     7


          Management's Discussion and Analysis of
               Financial Condition and Results
                of Operation                           11


PART II   OTHER INFORMATION                            14

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



                    HAWKS INDUSTRIES. INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                June 30,        December 31,
                                                                  2000              1999
                                                                  ----              ----
                                                               (unaudited)
           ASSETS
           ------
CURRENT ASSETS
 Cash                                                       $       362,000   $        23,000
 Accounts Receivable                                                 28,000            18,000
 Other current assets                                                22,000            19,000

     Total current assets                                           412,000            60,000

PROPERTY AND EQUIPMENT, net (successful efforts method)             595,000           632,000

INVESTMENTS AND OTHER ASSETS
 Note receivable                                                     26,000            29,000
 Land investment                                                    196,000           196,000
 Available for sale investment                                      100,000           100,000
 Other assets                                                        67,000            36,000
 Net assets from discontinued operations                          1,021,000         1,161,000

                                                                  1,410,000         1,522,000

                                                            $     2,417,000   $     2,214,000


           LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES
 Notes payable                                              $        96,000   $        65,000
 Accounts payable                                                    61,000            47,000
 Accrued liabilities                                                 32,000            32,000

     Total current liabilities                                      189,000           144,000

CONTINGENT LIABILITY (See Note 4)                                        -                 -

SHAREHOLDERS' EQUITY
 Capital stock:
 Preferred stock, $.01 par value, authorized 997,000
  shares: no shares issued                                               -                -
 Common stock, $.01 par value, authorized 5,000,000
  shares issued 1,501,699 in 2000 and 1,351,513 in 1999              15,000            13,000
 Capital in excess of par value of common stock                   3,393,000         3,046,000
 Retained (deficit)                                              (1,180,000 )        (965,000 )
 Less Common Stock held in treasury at cost, 24,808
  Shares in 1999                                                          -           (24,000 )

                                                                  2,228,000         2,070,000

                                                            $     2,417,000   $     2,214,000


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                           Three months ended June 30,          Six months ended June 30,
                                                             2000              1999              2000              1999
                                                             ----              ----              ----              ----
Operating Revenue:
 Oil and gas                                           $       72,000    $       37,000    $      120,000    $       71,000



Operating expenses:
 Oil and gas                                                   14,000             7,000            24,000            19,000
 Deprecation, depletion and amortization                       18,000            26,000            38,000           132,000
 General and administrative                                    73,000            35,000           103,000            68,000

                                                              105,000            68,000           165,000           219,000

Operating Loss from continuing operations                     (33,000 )         (31,000 )         (45,000 )        (148,000 )
Other income (expense):
 Other income                                                       -             1,000             2,000             3,000
 Interest Income                                                4,000             3,000             7,000             6,000
 Interest expense                                              (3,000 )          (6,000 )          (9,000 )         (12,000 )

Loss from continuing operations before Taxes                  (32,000 )         (33,000 )         (45,000 )        (151,000 )
Provision for taxes:
 Current                                                           -                -                 -                 -

Net Loss from continuing operations                           (32,000 )         (33,000 )         (45,000 )        (151,000 )
Income (loss) from discontinued operations                     57,000           194,000          (170,000 )         346,000

Net Income (loss)                                      $       25,000    $      161,000    $     (215,000 )  $      195,000



Weighted average number of
 Common shares outstanding                                  1,414,848         1,310,945         1,370,776         1,290,283



Loss from continuing operations per share              $         (.02 )  $         (.03 )  $         (.03 )  $         (.12 )
Income (loss) from discontinued operations                        .04               .15              (.13 )             .27

Net Income (loss) per common share                     $          .02    $          .12    $         (.16 )  $          .15


See Notes to Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                2000          1999
                                                                ----          ----
Cash flows from operating activities:
 Loss from continuing operations                            $   (45,000 ) $  (151,000 )
 Adjustment to reconcile net income to net cash (used in)
  operating activities:
    Depreciation, depletion and amortization                     38,000       133,000
 Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable                   (5,000 )       7,000
    Decrease in short-term investments                                -         2,000
    Decrease (increase) in other assets                          (1,000 )       1,000
    Increase in accounts payable and accrued
     expenses                                                    14,000             -

Net cash flow provided by (used in) operating activities of
    continuing operations                                         1,000        (8,000 )


Cash flows from investing activities:
 Purchases of property and equipment                             (1,000 )      (1,000 )
 Increase (decrease) in other assets                            (32,000 )      15,000
 Decrease in notes receivable                                     3,000         4,000

 Net cash flow (used in) provided by investing activities
    of continuing operations                                    (30,000 )      18,000


Cash flows from financing activities:
 Proceeds from debt obligations incurred                         36,000             -
 Reduction of debt obligations                                        -       (11,000 )
 Sale of common stock                                           350,000             -
 Purchase of common stock                                             -       (47,000 )
 Sale of treasury stock                                          24,000             -

 Net cash flow provided by (used in) financing activities
    of continuing operations                                    410,000       (58,000 )

                                                                381,000       (48,000 )
Cash (used in) provided by discontinued operations               (2,000 )       2,000

Increase (decrease) in cash and cash equivalents                379,000       (46,000 )
Cash and cash equivalents at beginning of year                   28,000        60,000

Cash and cash equivalents at end of period                  $   407,000   $    14,000



See Notes of Consolidated Financial Statements

                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Property and Equipment

Property and equipment at June 30, 2000 and December 31, 1999 consists of the following:

                                                                           2000           1999
                                                                           ----           ----
Nonproducing oil and gas properties, net of valuation allowance of
 $2,000 in 2000 and $2,000 in 1999                                    $      14,000  $      14,000
Producing oil and gas properties                                          1,526,000      1,525,000
Furniture and fixtures                                                       51,000         51,000

                                                                          1,591,000      1,590,000
Less accumulated depreciation and depletion                                 996,000        958,000

                                                                      $     595,000  $     632,000


Note 2.  Notes Payable, Long-Term Debt and Pledged Assets

Notes payable at June 30, 2000 and December 31, 1999 are as follow:

                                                                            2000           1999
                                                                            ----           ----
Revolving line of credit $155,000 interest at Citibank Prime plus
  3/4%, (10.25% at June 30, 2000) maturing September 16, 2000,
  collateralized by oil and gas properties                            $       96,000 $       65,000





                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Financial Information Relating to Industry Segments

                                                   2000            1999
                                                   ----            ----
Sales to unaffiliated customers:
 Oil and gas industry                        $     120,000   $       71,000
 Discontinued operations                     $   1,019,000   $    1,499,000

Operating profit (loss):
 Oil and gas industry                        $       6,000   $      (93,000)
 Unallocated corporate expenses                    (51,000 )        (58,000)

                                             $     (45,000 ) $     (151,000)

 Discontinued operations                     $     (60,000 ) $      364,000


Identifiable assets:
 Oil and gas industry                        $     535,000   $      567,000
 Corporate assets                                  861,000          486,000
 Discontinued operation, net of liabilities      1,021,000        1,161,000

                                             $   2,417,000   $    2,214,000

Capital expenditures:
 Oil and gas industry                        $       1,000   $        1,000

 Discontinued operations                     $     137,000   $      112,000

Depreciation, depletion and amortization:
 Oil and gas industry                        $      32,000   $      122,000
 Corporate assets                                    6,000           10,000

                                             $      38,000   $      132,000

 Discontinued operations                     $      65,000   $       58,000

Interest Income:
 Oil and gas industry                        $           -   $           -
 Corporate interest                                  7,000            6,000

                                             $       7,000   $        6,000

Interest Expense:
 Oil and gas industry                        $       5,000   $        3,000
 Corporate interest                                  4,000            9,000

                                             $       9,000   $       12,000


 Discontinued operations                     $      19,000   $       19,000



                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Contingent Liability

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

Note 5. Change in Control of Company

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

The Private placement and redemption of shares described above was subject to Hawks Shareholders approval at its Special Meeting on July 26,2000. The Stockholders approved the private placement.

As a result of this transaction, the controlling interest in Hawks will be owned by the Buyer Group which will focus on its mineral claims in Alaska.

Note 6.             Summary Financial Information

Included in discontinued operations, the Company holds a 30% interest in a Limited Liability Company. The investment is being accounted for by the equity method. The Company has committed for future financial support of the LLC and is a corporate guarantor on the LLC's $400,000 line of credit.

Unaudited summary financial information for Envirotest Laboratories, LLC as of and for the three months ended June 30, 2000 follows:

Current assets                             $     382,000

Noncurrent assets                          $     791,000

Current liabilities                        $     662,000

Noncurrent liabilities                     $     350,000


Net sales                                  $     366,000

Gross profit (loss)                        $    (206,000 )

Loss from continuing operations            $    (401,000 )

Net loss                                   $    (401,000 )


Note 7.   Discontinued Operations

On July 26, 2000 the Shareholders of Hawks Industries, Inc. approved a formal plan to a private placement of shares (see Note 5 Change in Control of Company). The agreement also requires the redemption of shares owned by Bruce A. Hinchey, James E. Meador, Jr. and the Anne D. Zimmerman Revocable Trust in exchange for certain assets of the Company. Assets of the environmental management and testing segment are shown as discontinued operations as of June 30, 2000 and December 31, 1999.

Assets and Liabilities of the discontinued operations consisted of the following:

                                        June 30, 2000 December 31,1999
                                        ------------- ----------------
ASSETS
 Cash                                   $      45,000 $          5,000
 Accounts receivable                          616,000          411,000
 Short-term investments                       200,000          200,000
 Cost on completed contracts in excess
  of billings                                  68,000            9,000
 Other current assets                          47,000           48,000

   Total current assets                       976,000          673,000
 Property and equipment (net)                 992,000        1,041,000
 Other assets, primarily goodwill             125,000          158,000

                                            2,093,000        1,872,000


Liabilities
 Notes payable                                275,000          218,000
 Current portion of Long-term debt             95,000           72,000
 Accounts payable                             318,000          125,000
 Accrued expenses                              18,000           17,000

    Total current liabilities                 706,000          432,000
 Long term debt                               332,000          279,000
 Commitment for equity investment              34,000              -

                                            1,072,000          711,000

Net assets from discontinued operations $   1,021,000 $      1,161,000




                    HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:
--------------------------------

Subsequent to the end of the second quarter on July 26, 2000, at a Special Meeting of Shareholders, a private placement of stock was approved by the shareholders (see Note 5 Change of Control of Company.) Therefore, the accompanying financial statements have been restated to reflect the planned discontinuance of the environmental testing and management segment, which was approved by the shareholders.

In addition, at the end of the second quarter an additional private placement was approved by the Board of Directors resulting in the issuance of 50,000 shares of common stock for $350,000.

During the second quarter of 2000, net cash flow from continuing operations showed a $1,000 increase compared to a $8,000 decrease for the corresponding six months in 1999.

The Company also increased short-term debt by $36,000 in order to reduce certain other liabilities.

The following information is provided for the six months ended June 30, 2000 and 1999:

                                                             2000            1999
                                                             ----            ----
Working Capital                                        $      223,000  $      (84,000 )
Cash provided by (utilized by) continuing operations   $        1,000  $       (8,000 )
Cash and short-term investments available              $      362,000  $       23,000

Results of operations:
----------------------

Oil and gas:

Oil and gas sales were $120,000 for the six months ended June 30, 2000 compared to $71,000 for the six months ended June 30, 1999, this was a 69% increase largely due to increased prices for oil and gas and more wells being produced due to these higher prices. For the quarter ended June 30, 2000, the Company had $72,000 in oil and gas sales compared to $37,000 in oil sales for the quarter ended June 30, 1999. These increases were the same as noted for the quarter ended June 20, 2000 and 1999. Oil and gas expenditures were $24,000 for the six months ended June 30, 2000, compared to $19,000 for the comparable six months in 1999. This increase was largely due to taxes on the increased sales from higher prices and additional well being produced. This also was the same for the quarter ended June 30, 2000 and 1999.

Discontinued Operations:

The environmental testing and management showed a net loss of $170,000 compared to a $345,000 gain in the comparable six months of 1999. This was the result of a very slow first quarter for 2000 compared to a very good first quarter for 1999 as certain large jobs the Company had during the first quarter of 1999 did not start until late in the first quarter of 2000. Also reducing the six months discontinued operations was a $115,000 loss from a lab the Company, along with another partner formed late in 1999. For the quarter ended June 30, 2000, the Company showed an $63,000 gain compared to a $196,000 gain in the second quarter of 1999. The $57,000 gain in 2000 was again as noted above reduced by a $47,000 loss from the lab formed late in 1999. During the second quarter of 1999, the Company had a large contract that they will have again in 2000, but it did not start until late in the second quarter. Discontinued operations and expense show the following:


                                        2000            1999
                                        ----            ----
Revenue                            $   1,019,000   $   1,499,000
Expenses                               1,189,000       1,153,000

                                   $    (170,000 ) $     346,000



Additional information:

Depreciation, depletion and amortization (DD&A) from continuing operations for the six months ended June 30, 2000 was $38,000 compared to $122,000 for the six months ended June 30, 1999. Eighty thousand dollars of the decrease from 1999 was from a write down of impaired oil and gas properties

General and administrative cost were $103,000 for six months ended June 30, 2000 compared to $68,000 for comparable quarter in 1999, this was due to $26,000 charge for the issuing a stock dividend in the second quarter of 2000 and proxy and cost for the Special Meeting of Shareholders.

Income taxes:

The Company has significant net operating loss carryforwards, investment tax credit carryforwards and other carryforward items, and accordingly should not be liable for ordinary income taxes, regardless of the loss during the first six months of 2000.

Overall, total revenues from continuing and discontinued operations decreased by 27% in 2000 from the comparative quarter in 1999, because of a slowdown in testing for the environmental testing and management in the first six months of 2000. Although oil and gas sales were higher by 69%, this could not compensate for the environmental testing segment. Total operating expenses were down by 7%, as a result of less work in the environmental testing segment. Also increased the Company's net loss for the period by $115,000 was the anticipated loss from the newly formed LLC.

                           Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Items filed on 8-K

April 26, 2000

Company reported 7/% stock dividend for the shareholders of record on May 1, 2000 payable June 1, 2000.

April 27, 2000

Company reported amendments to agreement with Universal Equities LTD., David H. Piepers, the Cornerhouse Limited Partnership and Winsome Limited Partnership concerning private placement of Hawks Industries, Inc common stock,

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAWKS INDUSTRIES, INC.
                                        (Registrant)



Date: August 14, 2000                        BY:   /s/ Bruce A. Hinchey
                                                -----------------------
                                               Bruce A. Hinchey, President and
                                               Chief Executive Officer

Date: August 14, 2000                        BY:   /s/ Bill Ukele
                                               ------------------
                                               Bill Ukele, Controller and
                                               Chief Financial Officer