Form 10-Q
period 2000-09-30
HAWKS INDUSTRIES INC
filed 2000-11-20
CIK 15678

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000          Commission File Number: 0-5781


                             HAWKS INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                WYOMING                                     83-0211955
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization                     Identification Number)


           115 East 57th Street, Suite 1540, New York, New York 10022
                    (Address of principal executive offices)

Registrant's telephone number, including area code (212) 593-2500

                                       N/A

Former name, former address and former fiscal year, if changes since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]          NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class                                         Outstanding at September 30, 2000

Common Stock, $.01 par value                              23,328,364

                                      INDEX


                                                                         PAGE

PART I  FINANCIAL INFORMATION

        Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999                       4

        Consolidated Statements of Operations                             5
           Nine months and three months ended September 30, 2000
           and 1999

        Consolidated Statements of Cash Flows                             6
           Nine months ended September 30, 2000
           and 1999

        Notes to Consolidated Financial Statements                        7-18

        Management's Discussion and Analysis of                           19-20
           Financial Condition and Results
           of Operation

PART II OTHER INFORMATION                                                 21

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

                 HAWKS INDUSTRIES, INC AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                                                             September 30,        December 31,
                                                                                 2000                 1999
                                                                             ------------         ------------
                                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash                                                                   $  4,730,770         $     46,915
      Accounts receivable                                                          85,537                 --
      Other current assets                                                        121,365                 --
                                                                             ------------         ------------
        Total current assets                                                    4,937,672               46,915
                                                                             ------------         ------------

PROPERTY AND EQUIPMENT, net                                                     2,345,951              936,386
                                                                             ------------         ------------

INVESTMENTS AND OTHER ASSETS
      Note receivable                                                              30,454                 --
      Available for sale investment                                                17,180               11,293
      Goodwill, net                                                               381,701                 --
      Other assets                                                                116,252                5,778
                                                                             ------------         ------------
                                                                                  545,587               17,071
                                                                             ------------         ------------
                                                                             $  7,829,210         $  1,000,372
                                                                             ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable                                                          $  1,740,150         $  9,700,426
      Accounts payable                                                            595,590              306,802
      Accrued liabilities                                                         224,798               20,342
                                                                             ------------         ------------
        Total current liabilities                                               2,560,538           10,027,570
                                                                             ------------         ------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MINORITY INTEREST                                                                    --                   --

SHAREHOLDERS' EQUITY Capital stock:
      Preferred stock, $.01 par value, authorized 997,000
         shares: no shares issued                                                    --                   --
      Common stock, $.01 par value,  50,000,000 shares authorized
          23,328,364 and 11,959,375 shares issued
          and outstanding                                                         233,283                5,300
      Capital in excess of par value of common stock                           17,823,290                 --
      Accumulated deficit                                                     (12,787,901)          (9,032,498)
                                                                             ------------         ------------
                                                                                5,268,672           (9,027,198)
                                                                             ------------         ------------
                                                                             $  7,829,210         $  1,000,372
                                                                             ============         ============

                 See notes to Consolidated Financial Statements

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                     Three Months ended                   Nine Months ended
                                                                        September 30,                        September 30,
                                                                   2000              1999               2000               1999
                                                              ------------       ------------       ------------       ------------
Operating revenue:
     Oil and gas sales                                        $     14,751       $       --         $     14,751       $       --
     Consulting fees                                                 2,761               --               14,909               --
                                                              ------------       ------------       ------------       ------------
                                                                    17,512               --               29,660               --
                                                              ------------       ------------       ------------       ------------

Operating expenses:
     Lease operating                                                   110               --                  110               --
     Exploration                                                   741,964            481,389          1,356,807          1,974,733
     Research and development                                      142,443             10,460            384,262             10,460
     Depreciation, depletion and amortization                       51,339             11,603             67,030             26,585
     General and administrative                                    512,629          1,018,457          1,591,503          1,774,034
                                                              ------------       ------------       ------------       ------------
                                                                 1,448,485          1,521,909          3,399,712          3,785,812
                                                              ------------       ------------       ------------       ------------

Operating loss from continuing operations                       (1,430,973)        (1,521,909)        (3,370,052)        (3,785,812)
Other income (expense):
     Other income                                                    5,874             16,013             12,680             16,013
     Interest income                                                44,776               --               42,507               --
     Interest expense                                             (248,807)          (127,150)          (440,538)          (303,426)
                                                              ------------       ------------       ------------       ------------
Loss from continuing operations before taxes                    (1,629,130)        (1,633,046)        (3,755,403)        (4,073,225)

Provision for taxes:
     Current                                                          --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

Net loss                                                      $ (1,629,130)      $ (1,633,046)      $ (3,755,403)      $ (4,073,225)
                                                              ============       ============       ============       ============

Weighted average number of
     common shares outstanding                                  17,520,296         11,959,375         13,884,242         11,959,375

Basic and diluted loss per share                              $      (0.09)      $      (0.14)      $      (0.27)      $      (0.34)
                                                              ============       ============       ============       ============

                 See Notes to Consolidated Financial Statements

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED

                                                                         September 30,     September 30,
                                                                             2000              1999
                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                       $ (3,755,403)      $ (4,073,225)

        Add: depreciation and depletion                                      67,030             26,585

        Changes in assets and liabilities:
          Accounts receivable                                               (85,537)            42,736
          Other current assets                                             (121,365)             3,728
          Notes receivable                                                  (30,454)              --
          Other assets                                                     (110,474)              --
          Accounts payable                                                  288,788           (135,020)
          Accrued liabilities                                               204,456           (177,571)
                                                                       ------------       ------------
                     Cash used in operating activities                   (3,542,959)        (4,312,767)
                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of fixed assets                                      (1,196,595)          (225,079)
        Land investment                                                    (300,000)          (250,000)
        Marketable securities - available for sale                           (5,887)           (16,013)
        Goodwill                                                           (381,701)              --
                                                                       ------------       ------------
                     Cash used in investing activities                   (1,884,183)          (491,092)
                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Notes payable                                                     1,740,150          4,857,897
        Sale of stock                                                     8,350,847              3,500
                                                                       ------------       ------------
                     Cash provided by financing activities               10,090,997          4,861,397
                                                                       ------------       ------------

NET INCREASE IN CASH                                                      4,663,855             57,538

CASH AT BEGINNING OF YEAR                                                    46,915             10,936
                                                                       ------------       ------------

CASH AT END OF PERIOD                                                  $  4,710,770       $     68,474
                                                                       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the year for:
                     Interest                                                  --                 --
                     Income taxes                                              --                 --

                 See notes to consolidated financial statements

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On August 15, 2000, a transaction (the "Transaction") was effected between Hawks Industries, Inc. ("HI Inc.") and Universal Equities Consolidated, LLC, David H. Peipers, The Cornerhouse Limited Partnership and The Winsome Limited Partnership (collectively referred to as "Buyers"), which resulted in the Buyers securing a controlling interest in the HI Inc.'s common stock. In the Transaction, the Buyers acquired 22,171,876 shares, or approximately 95%, of the common stock of HI Inc., in exchange for $5 million in cash, approximately 85% of the outstanding shares of North Star Exploration, Inc. ("North Star") and Zeus Consolidated Holdings, Inc ("Zeus") and the rights to $10.2 million of indebtedness owed by North Star to the Buyers (a total purchase price valued at approximately $33,000,000).

The Transaction was accounted for as a reverse acquisition and North Star and Zeus, previously under common control, were considered the acquirers. Consequently, the 1,156,489 outstanding shares of HI Inc. on the date of acquisition were valued at the average trading price of the stock for the period from two days before until two days after the announcement of the transaction, or $1.18 per share, resulting in a purchase price of $1,364,657. The purchase price was allocated $860,829 to oil and gas properties, $122,127 to other current assets, and $381,701 to goodwill. Goodwill is being amortized over 10 years. The $5 million in cash and the $10.2 million in receivables contributed by the Buyers, and the purchase price noted above of $1,364,657, resulted in total additional capital from the Transaction of $16,564,657. Subsequent to the Transaction, on September 8, 2000, the Buyers also contributed the assets of Blue Star Sustainable Technologies, Inc. ("Blue Star") with a book value of $129,089 to the combined company. Because of the previous common ownership of North Star, Zeus and Blue Star, the historical financial statements presented herein have been restated as a reorganization of entities under common control to reflect the operations of North Star, Zeus and Blue Star as if the companies had been combined for all periods presented. In addition, the statement of operations for the three-month and the nine-month periods ended September 30, 2000 include the operations for HI Inc. for the period from August 15, 2000 through September 30, 2000. All references to "Hawks" or the "Company" refer to North Star, Zeus and Blue Star prior to August 15, 2000 and to the three companies and HI Inc. for the period subsequent to August 15, 2000.

North Star and Zeus, are primarily engaged in acquiring, exploring and developing certain mineral properties in the State of Alaska. Blue Star is primarily engaged in developing and deploying innovative energy technology serving present and future global markets. HI Inc. is primarily engaged in oil and gas producing activities in Wyoming.

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

PRO FORMA RESULTS OF OPERATIONS

The following table reflects the pro forma results of operations for the nine-month period ended September 30, 2000 and 1999 as though the Transaction had occurred as of January 1, 1999. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                    2000           1999
                                               -----------    -----------
          Revenues                             $   167,819    $   203,277
          Net loss                              (4,288,030)    (4,295,660)
          Basic and diluted loss per share            (.18)          (.18)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation

The consolidated financial statements include the accounts of the Company and its three subsidiaries, North Star (89.45% ownership), Zeus (89.47% ownership), and Blue Star (95% ownership). All significant intercompany balances and transactions have been eliminated in consolidation. The Company has recorded 100% of the losses attributable to the minority interest owners in North Star, Zeus and Blue Star, as the cumulative losses for those companies has eliminated minority interest owners' equity. Accordingly, minority interest has been reduced to zero in the accompanying consolidated balance sheet.

Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Mineral Rights

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop the property will be capitalized. Significant payments related to the acquisition of exploration interests are also capitalized. If a mineable ore body is discovered, acquisition costs will be amortized using a units-of-production method. If no mineable ore body is discovered, acquisition costs will be expensed in the period in which it is determined the property has no future economic value.

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities as prescribed by Statement of Financial Accounting Standards ("SFAS") Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". Under this method, the costs of unsuccessful exploratory wells and delay rentals are expensed as incurred. Lease acquisition costs and costs of drilling and equipping productive exploratory and all development wells are capitalized. Depreciation and depletion of producing properties and equipment is computed by the unit-of-production method using Company estimates of unrecovered proved producing oil and gas reserves.

Long-Lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets held and used by the Company. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. SFAS No. 121 also requires any long-lived assets to be disposed of to be reported at the lower of the carrying amount or fair value less estimated selling costs. Fair value is determined using an estimated future cash flow analysis. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis is less than the carrying amount of the asset. An impairment loss is then measured and recorded based on discounted estimated future cash flows.

Earnings Per Share

The Company uses the weighted average number of shares outstanding in calculating earnings per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. Common stock issuable upon conversion of convertible preferred securities is also included in the calculation of diluted per share data if their effect is dilutive.

Fair Value of Financial Instruments

The carrying values of the Company's cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of these assets and liabilities.

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

Mining Activities

The Company is currently exploring for minerals and has yet to exercise any options to lease prospects. The Company has therefore not produced any revenues since inception and there can be no assurance that revenues will be generated during the remainder of fiscal 2000 or during fiscal 2001.

The Company's operations will be significantly affected by the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors that are beyond the Company's control. In July 1999, the market price for gold declined to its lowest level in 20 years. A further sustained period of low gold prices could have a material adverse effect on the Company's financial position, results of operations and its ability to raise additional financing.

Energy Technology

The Company is currently researching to develop new approaches for natural gas utilization and has yet to generate any revenues from this research since inception. There can be no assurance that revenues will be generated during the remainder of fiscal 2000 or during fiscal 2001.

Oil and Gas Producing Activities

Historically, the market for oil and natural gas has experienced significant price fluctuations. Prices for oil and natural gas in the Rocky Mountain region have been particularly volatile in recent years. The price fluctuations can result from variations in weather, levels of regional or national production, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in prices received could have a significant impact on future results.

Use of Estimates

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

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Unaudited Consolidated Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1999 audited financial statements.

NOTE 3 - RELATED PARTY ACTIVITY

Advances From Affiliate

Prior to the Transaction, funding for operations of North Star, Zeus and Blue Star was furnished by Equistar Consolidated Holdings, LLC ("Equistar"). Equistar is owned by certain shareholders who own approximately 95% of the outstanding shares of the Company.

At September 30, 2000, and December 31, 1999, the Company had advances from Equistar totaling $1,544,250 and $9,071,587, respectively. The advances accrue interest at 7% per annum and are due to be repaid on March 31, 2001.

Accrued interest on the advances totaled $43,275 and $628,839 at September 30, 2000, and December 31, 1999, respectively.

NOTE 4 - INDUSTRY SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Hawks has three reportable industry segments: mineral resource exploration and mining, energy resource technology and development and oil and gas producing activities. The segments are strategic business units which operate in separate industries. The segment data that follows was prepared on the same basis as Hawks's consolidated financial statements. As discussed in Note 1, HI Inc. was acquired in the third quarter of 2000. Accordingly, the segment disclosure presented includes oil and gas producing activities of the Company for the period from August 15, 2000 through September 30, 2000.

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-INDUSTRY SEGMENTS (continued)

                                                    Quarter Ended September 30, 2000
                                          -----------------------------------------------------
                                            Mineral              Energy
                                           Resource             Resource
                                         Exploration &        Technology &             Oil &             Consolidated
                                            Mining             Development              Gas                 Totals
                                          -----------          -----------          -----------          -----------
Operating revenue:
    Oil and gas sales                     $      --            $      --            $    14,751          $    14,751
    Option payment                               --                   --                   --                   --
    Consulting fees                              --                  2,761                 --                  2,761
                                          -----------          -----------          -----------          -----------
                                                 --                  2,761               14,751               17,512

Operating expenses:
    Lease operating                              --                   --                    110                  110
    Exploration                               741,964                 --                   --                741,964
    Research and development                     --                142,443                 --                142,443
    Depreciation and depletion
      and amortization                         20,636               22,538                8,165               51,339
    General and administrative                 27,857              392,019               92,753              512,629
                                          -----------          -----------          -----------          -----------
                                              790,457              557,000              101,028            1,448,485
                                          -----------          -----------          -----------          -----------

Operating loss                               (790,457)            (554,239)             (86,277)          (1,430,973)
Other income (expense)
    Other income                                5,874                 --                   --                  5,874
    Interest income                              --                   --                 44,776               44,776
    Interest expense                         (275,133)              26,326                 --               (248,807)
                                          -----------          -----------          -----------          -----------
Loss from continuing
      operations before taxes              (1,059,716)            (527,913)             (41,501)          (1,629,130)
Income taxes                                     --                   --                   --                   --
                                          -----------          -----------          -----------          -----------
Net loss                                  $(1,059,716)         $  (527,913)         $   (41,501)         $(1,629,130)
                                          ===========          ===========          ===========          ===========

                                          -----------          -----------          -----------          -----------
Total assets                              $ 1,392,717          $   361,393          $ 6,075,100          $ 7,829,210
                                          ===========          ===========          ===========          ===========

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-INDUSTRY SEGMENTS (continued)

                                                 Quarter Ended September 30, 1999
                                            ------------------------------------------
                                              Mineral         Energy
                                              Resource       Resource
                                           Exploration &    Technology &       Oil &       Consolidated
                                               Mining       Development         Gas           Totals
                                            -----------     -----------     -----------    -----------
Operating revenue:
    Oil and gas sales                       $      --       $      --       $      --      $      --
    Consulting fees                                --              --              --             --
                                            -----------     -----------     -----------    -----------
                                                   --              --              --             --

Operating expenses:
    Lease operating                                --              --              --             --
    Exploration                                 481,389            --              --          481,389
    Research and development                       --            10,460            --           10,460
    Depreciation and depletion
      and amortization                           10,483           1,120            --           11,603
    General and administrative                  944,928          73,529            --        1,018,457
                                            -----------     -----------     -----------    -----------
                                              1,436,800          85,109            --        1,521,909
                                            -----------     -----------     -----------    -----------

Operating loss                               (1,436,800)        (85,109)           --       (1,521,909)
Other income (expense)
    Other income                                 16,013            --              --           16,013
    Interest income                                --              --              --             --
    Interest expense                           (125,361)         (1,789)           --         (127,150)
                                            -----------     -----------     -----------    -----------
Loss from continuing
      operations before taxes                (1,546,148)        (86,898)           --       (1,633,046)
Income taxes                                       --              --              --             --
                                            -----------     -----------     -----------    -----------
Net loss                                    $(1,546,148)    $   (86,898)    $      --      $(1,633,046)
                                            ===========     ===========     ===========    ===========

                                            -----------     -----------     -----------    -----------
Total assets                                $   946,104     $    55,866     $      --      $ 1,001,970
                                            ===========     ===========     ===========    ===========

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-INDUSTRY SEGMENTS (continued)

                                                          Period Ended September 30, 2000
                                                -----------------------------------------------------
                                                  Mineral               Energy
                                                  Resource             Resource
                                               Exploration &         Technology &            Oil &            Consolidated
                                                   Mining            Development              Gas                 Totals
                                                -----------          -----------          -----------          -----------
Operating revenue:
    Oil and gas sales                           $      --            $      --            $    14,751          $    14,751
    Option payment                                     --                   --                   --                   --
    Consulting fees                                    --                 14,909                 --                 14,909
                                                -----------          -----------          -----------          -----------
                                                       --                 14,909               14,751               29,660

Operating expenses:
    Lease operating                                    --                   --                    110                  110
    Exploration                                   1,356,807                 --                   --              1,356,807
    Research and development                           --                384,262                 --                384,262
    Depreciation and depletion
      and amortization                               30,955               27,910                8,165               67,030
    General and administrative                      811,473              687,277               92,753            1,591,503
                                                -----------          -----------          -----------          -----------
                                                  2,199,235            1,099,449              101,028            3,399,712
                                                -----------          -----------          -----------          -----------

Operating loss                                   (2,199,235)          (1,084,540)             (86,277)          (3,370,052)
Other income (expense)
    Other income                                     12,680                 --                   --                 12,680
    Interest income                                    --                   --                 42,507               42,507
    Interest expense                               (440,538)                --                   --               (440,538)
                                                -----------          -----------          -----------          -----------
Loss from continuing
      operations before taxes                    (2,627,093)          (1,084,540)             (43,770)          (3,755,403)
Income taxes                                           --                   --                   --                   --
                                                -----------          -----------          -----------          -----------
Net loss                                        $(2,627,093)         $(1,084,540)         $   (43,770)         $(3,755,403)
                                                ===========          ===========          ===========          ===========

                                                -----------          -----------          -----------          -----------
Total assets                                    $ 1,392,717          $   361,393          $ 6,075,100          $ 7,829,210
                                                ===========          ===========          ===========          ===========

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-INDUSTRY SEGMENTS (continued)

                                                      Period Ended September 30, 1999
                                              -----------------------------------------------
                                                Mineral           Energy
                                                Resource         Resource
                                             Exploration &      Technology &          Oil &        Consolidated
                                                 Mining         Development            Gas            Totals
                                              -----------       -----------       -----------      -----------
Operating revenue:
    Oil and gas sales                         $      --         $      --         $      --        $      --
    Consulting fees                                  --                --                --               --
                                              -----------       -----------       -----------      -----------
                                                     --                --                --               --

Operating expenses:
    Lease operating                                  --                --                --               --
    Exploration                                 1,974,733              --                --          1,974,733
    Research and development                         --              10,460              --             10,460
    Depreciation and depletion
      and amortization                             25,161             1,424              --             26,585
    General and administrative                  1,658,991           115,043              --          1,774,034
                                              -----------       -----------       -----------      -----------
                                                3,658,885           126,927              --          3,785,812
                                              -----------       -----------       -----------      -----------

Operating loss                                 (3,658,885)         (126,927)             --         (3,785,812)
Other income (expense)
    Other income                                   16,013              --                --             16,013
    Interest income                                  --                --                --               --
    Interest expense                             (301,613)           (1,813)             --           (303,426)
                                              -----------       -----------       -----------      -----------
Loss from continuing
      operations before taxes                  (3,944,485)         (128,740)             --         (4,073,225)
Income taxes                                         --                --                --               --
                                              -----------       -----------       -----------      -----------
Net loss                                      $(3,944,485)      $  (128,740)      $      --        $(4,073,225)
                                              ===========       ===========       ===========      ===========

                                              -----------       -----------       -----------      -----------
Total assets                                  $   946,105       $    58,866       $      --        $ 1,004,971
                                              ===========       ===========       ===========      ===========

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Doyon Agreement

On May 27, 1997, the Company entered into an Option Agreement (the "Agreement") with Doyon, Limited ("Doyon") with respect to certain lands in Alaska. The Agreement provides the Company with the exclusive right to explore for minerals until January 1, 2002, to lease prospects identified thereon, and to develop and produce minerals pursuant to such leases. The optioned lands encompass approximately seven million acres comprised of 24 individually named blocks, plus additional rights to surrounding lands within areas of interest. The Agreement requires the Company to spend $9 million over the life of the Agreement, with minimum commitments per year and with specific minimum expenditures per block. Exploration expenditures in excess of the minimum amount may be carried forward and credited to expenditure requirements for future years with certain limitations. As of September 30, 2000, the Company had spent approximately $6.8 million of the $9 million required to be spent over the life of the agreement.

At any time during the agreement term, the Company may, if it has conducted a specified minimum amount of drilling, made a specified minimum amount of exploration expenditures and received a positive pre-feasibility study with respect to a particular mineral area, exercise its option to lease that area for mineral development for a specified initial term. If the Company achieves commercial production during the initial term, the lease will continue so long as there is commercial production. The Company may obtain leases on an unlimited number of areas currently owned by Doyon, and on areas from lands selected by Doyon pursuant to the Alaska Native Claims Settlement Act, but not yet conveyed to Doyon.

Each mining lease will provide for an annual payment to Doyon commencing upon the execution of the lease of a specified amount per acre leased, but not less than a specified annual minimum total, until a feasibility study is delivered to Doyon. If a feasibility study is not delivered to Doyon before the fifth anniversary of the execution of the lease, the annual per acre and minimum total amounts increase. The Company must also incur minimum expenditures until the feasibility study is delivered to Doyon. Starting on the date of submittal of a feasibility study, North Star is required to pay Doyon a yearly advance royalty, which is larger than the annual minimum total that was payable prior to feasibility, and which is recoupable out of 50% of future royalties. From commencement of commercial production until payback, the Company is required to pay Doyon the larger of a specified percentage royalty of net Smelter returns or a specified percentage of net profits, until payback, and the larger of an increased percentage royalty of net Smelter returns or an increased percentage of net profits, after payback. Doyon reserves the right to buy a fractional portion of the equity in a project after deliverance of a positive feasibility study.

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

The Company was not in technical compliance with several provisions of the Agreement as of December 31, 1999. However, the Company received a waiver from Doyon regarding these variances through June 30, 2000. Correction of certain of those variances was accomplished prior to June 30, 2000, and negotiations are under way for a further waiver or modification of the remaining ones, pending which Doyon has refrained from giving any notice that would shorten or commence the running of any period for their correction.

At September 30, 2000 the Company's required exploration expenditures under the Agreement, were $300,000 for the remainder of 2000 and $2,000,000 for 2001.

In accordance with the Agreement the Company is required to make annual lease maintenance payments of $31,500 for the period from September 1, 2000 to August 31, 2001.

Argonne National Laboratory Contract

Blue Star has entered into a contract with Argonne National Laboratory ("Argonne"). The Company is to receive $49,754 over a one-year period beginning February 1, 2000 and ending January 31, 2001. The objective of this contract is to augment the expertise of Argonne in providing technical support to the Department of Energy program managers for fuel cells in transportation technology development.

Environmental Compliance

The Company's management believes that it is in compliance with environmental laws and regulations as currently enacted. The Company's management has filed all necessary permits to fulfill current environmental compliance requirements. However, the exact nature of environmental compliance, which the Company may be exposed to in the future, cannot be predicted. This is primarily due to the increasing number, complexity and changing character of environmental requirements that may be enacted by federal and state authorities. Provisions for reclamation will be made when mining begins.

NOTE 6 - AVAILABLE FOR SALE INVESTMENT

An agreement granting International Bravo Resource Corp. ("Bravo") an option to acquire a 51 percent interest in certain properties held by Zeus was terminated on August 31, 2000. Under the provisions of the agreement, Bravo owes Zeus $53,332 for reimbursement of certain expenses, and is still obligated to transfer to Zeus 150,000 shares of Bravo stock, which is traded on the Canadian Venture Exchange. Zeus has offered to accept payment of the $53,332 in stock in lieu of cash, and Bravo has indicated willingness to make payment in that form at a deemed price of $0.16 per share, but has requested an option to buy the stock back at the same price (together with 150,000 additional shares that have previously been issued to Zeus under the agreement) at any time prior to October 31, 2001. Zeus has declined to grant Bravo that option, and the matter has not yet been concluded.

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2000 and December 31, 1999 consist of the following:

                                                                 2000           1999
                                                                 ----           ----
          Unproved oil and gas properties                    $   14,579     $     --
          Proved oil and gas properties                         846,250           --
          Mining lease rights                                   950,000        650,000
          Furniture and fixtures                                650,621        334,855
                                                              2,461,450        984,855
          Less: accumulated depreciation
             and depletion                                      115,499         48,469
                                                             ----------     ----------
                                                             $2,345,951     $  936,386
                                                             ==========     ==========

NOTE 8 - NOTES PAYABLE

Notes payable at September 30, 2000 and December 31, 1999 are as follows:

                                                                 2000           1999
                                                                 ----           ----
          Revolving line of credit $155,000;
          interest at Citibank Prime plus 3/4%
          (10.25% at September 30, 2000) maturing
          December 16, 2000, collatteralized
          by oil and gas properties                          $  152,625     $     --

          Due to affiliate - Equistar Consolidated
          Holdings LLC (includes accrued interest of
          $43,275 for September 30, 2000 and
          $628,839 for December 31, 1999)                     1,587,525      9,700,426
                                                             ----------     ----------
                                                             $1,740,150     $9,700,426
                                                             ==========     ==========

                     HAWKS INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition And Results Of Operations.

     At the date of the issuer's most recent interim balance sheet there are material changes in the issuer's financial condition from the end of the preceding fiscal year primarily as a result of the closing, during the most recent fiscal quarter, of the proposed private placement referred to in Notes 5 and 7 to the financial statements contained in the issuer's previous quarterly report on Form 10-Q for the quarter ended June 30, 2000. In that private placement, a group of investors acquired 22,171,876 shares of the issuer, constituting approximately 95 percent of its outstanding shares, in exchange for assets valued at $33,000,000 consisting of $5,000,000 in cash, over 85 percent of the outstanding shares of two companies controlled by the buyers, and an assignment of indebtedness owed by one of those companies to the buyers. After the acquisition, the buyers contributed to the capital of the issuer 95 percent of the outstanding shares of a third company controlled by the buyers.

     Under generally accepted accounting principles, the transaction is required to be treated for financial reporting purposes as though the three companies had acquired 95 percent of the outstanding shares of the issuer so that, for purposes of this report and discussion, the assets of those three companies together with those of the issuer as of their most recent interim balance sheet are required to be compared with the assets of those three companies as of the end of the preceding fiscal year. Similarly, the results of the operations of those three companies, together with the results of the operations of the issuer after the date of the private placement, for the most recent fiscal year-to-date period and the most recent fiscal quarter are required to be compared with the results of the operations of those three companies for the corresponding fiscal year-to-date period of the preceding fiscal year and the corresponding fiscal quarter of the preceding fiscal year.

     Making the above comparisons, the net assets of the three companies together with those of the issuer in their most recent interim balance sheet showed an increase of $14,295,870 over the net assets of the three companies as of the end of the preceding fiscal year, comprised of an increase of $6,828,838 in assets and a decrease of $7,467,032 in liabilities. The increase in assets was primarily due to the infusion of the $5,000,000 paid in by the buyers pursuant to the private placement. The decrease in liabilities was primarily due to the elimination in consolidation for financial reporting purposes, because the debtor corporation became a more than 80 percent owned subsidiary of the issuer, of the assigned indebtedness from the corporation formerly controlled by the buyers.

     The decrease in net loss to $3,755,403 reported by the three companies and the issuer (limited in the case of the issuer to the results of its operations after the date of the private placement) for the most recent fiscal year-to-date, as compared with the net loss of $4,073,225 reported by the three companies for the corresponding interim period of the previous fiscal year, was primarily the result of decreases of $617,926 in exploration expense and $182,531 in general and administrative expense, which were partially offset by increases of $373,802 in research and development expense and $94,605 in interest expense (net of interest income). The net loss of $1,629,130 reported by the three companies and the issuer (limited in the case of the issuer to the results of its operations after the date of the private placement) for the most recent fiscal quarter was not materially different from the net loss of $1,633,046 reported by the three companies for the corresponding fiscal quarter of the preceding fiscal year, but the components were different in that there were increases of $131,983 in research and development expense and $76,881 in interest expense (net of interest income) that were offset by a decrease of $505,828 in general and administrative expense.

Item 2. Management's Discussion and Analysis of Financial
        Condition And Results Of Operations. (continued)

     The issuer's cash position improved from $57,538 at the end of the previous fiscal year to $4,710,770 at the end of the most recent fiscal year-to-date period, primarily as a result of the $5,000,000 received in the private placement. Operating revenues of $29,660 were derived for the current fiscal year-to-date period and $17,512 for the most recent fiscal quarter, as compared with no operating revenue for the corresponding periods of the preceding fiscal year, as a result of the commencement of oil and gas sales and consulting fees. Operating expenses of $3,399,712 in the current fiscal year-to-date period, as compared with $3,785,812 in the corresponding period of the preceding fiscal year, and $1,448,485 in the most recent fiscal quarter, as compared with $1,521,909 in the corresponding quarter of the preceding fiscal year, substantially exceeded operating revenues.

                           PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to the shareholders at a special meeting held on July 26, 2000 in lieu of the annual meeting:

     1. Gerald E. Moyle was elected a director of the issuer. The other directors whose terms of office continued after the meeting were Bruce A. Hinchey, James E. Meador, Jr. and Dwight B. Despain.

     2. A proposal to increase the authorized number of shares of common stock of the issuer from five million shares to fifty million shares was approved by a vote of 489,221 for, 33,011 against and 396,552 abstentions.

     3. A proposed private placement of up to 22,171,875 shares of common stock of the issuer with Universal Equities Consolidated, LLC, David H. Peipers, The Cornerhouse Limited Partnership and The Winsome Limited Partnership was approved by a vote of 490,195 for, 34,055 against and 394,534 abstentions.

     4. A proposed redemption of common stock through a disposition of assets of the issuer to principal shareholders Bruce A Hinchey, James E. Meador, Jr. and the Anne D. Zimmerman Revocable Trust dated November 14, 1991 was approved by a vote of 488,985 for, 25,164 against and 404,635 abstentions.

     5. A proposed change of corporate domicile of the issuer from Wyoming to Nevada was approved by a vote of 498,413 for, 18,358 opposed and 402,011 abstentions.

Item 6. Exhibits and Reports on Form 8-K

     Reports on Form 8-K:

     On August 18, 2000 the issuer reported (1) the change in control on August 15, 2000 that resulted from the private placement referred to in Item 2 of this report, in which 22,171,876 unregistered shares of common stock of the issuer were acquired by Universal Equities Consolidated, LLC and Thorn Tree Resources, L.L.C. for assets valued at a total of $33,000,000, and (2) the disposition of certain assets on August 15, 2000 to Bruce A. Hinchey, James E. Meador, Jr. and Anne D. Zimmerman Revocable Trust dated November 14, 1991, in exchange for shares of common stock of the issuer.

     On July 6, 2000 the issuer reported an earlier private placement, in which 50,000 unregistered shares of the common stock of the issuer were sold by it to Universal Equities Consolidated, LLC and Thorn Tree Resources, L.L.C. for cash in the amount of $350,000 that was paid on June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HAWKS INDUSTRIES, INC.
                                  (Registrant)

Date: November 17, 2000                      By: /s/ Milton E. Stanson
                                                 -------------------------------
                                                 Milton E. Stanson
                                                 Vice President

Date: November 17, 2000                      By: /s/ Rick Turturro
                                                 -------------------------------
                                                 Rick Turturro
                                                 Chief Financial Officer