Form 10KSB
period 2000-12-31
HAWKS INDUSTRIES INC
filed 2001-04-17
CIK 15678

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                   FORM 10-KSB

(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
for the fiscal year ended December 31, 2000

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF
     1934
for the period from ___________ to _____________

                          Commission file number 0-5781

               EMEX CORPORATION (formerly Hawks Industries, Inc.)
                 (Name of Small Business Issuer in its Charter)

                Nevada                                    83-0211955
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

115 East 57th Street, Ste. 1540, New York, NY                10022
   (Address of Principal Executive Offices)                (Zip Code)

                                 (212) 593-2500
                (Issuer's Telephone Number, Including Area Code)

          Securities Registered under Section 12(b) of the Exchange Act

                                                     Name of Each Exchange
         Title of Each Class                          on Which Registered

                None                                          None


         Securities Registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.01
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and, and (2) has been subject to such filing requirements for past 90 days.

Yes [x]  N0 [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the year ended December 31, 2000 was $75,000

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified day within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was $14,353,576 as of March 30, 2001.

     Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]  Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. was 23,328,364 shares of Common Stock as of March 30, 2001

     Transitional Small Business Disclosure Format (check one)
Yes [ ] No [x]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit: Item 13 (c)(2)
              Item 13 (c)(10)

                                     PART I

     This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this report on Form 10-KSB are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report on Form 10-KSB, including without limitation in conjunction with the forward-looking statements contained in this report on Form 10-KSB.

Items 1 and 2.  Description of Business and Properties.

     Emex Corporation (the "Company") was incorporated on March 19, 1971, and through mid-1986 was solely engaged in the business of oil and gas exploration, development and production, and conducted its operations primarily in the Rocky Mountain region of the United States. Commencing in 1986, due to market conditions in the oil and gas industry, the Company reduced and de-emphasized its gas and oil activities and commenced a program of diversification. In 1992, as part of its diversification program, the Company acquired all of the shares of Western Environmental Services & Testing, Inc. ("WEST"), a privately held environmental testing and consulting firm. In exchange for the transfer of the shares of WEST to the Company, the owners of WEST received a controlling interest amounting to more than thirty percent of the outstanding shares of the Company. During the succeeding six years the Company disposed of or discontinued the other diversified businesses it had acquired or engaged in other than WEST, so that by 1999 the Company's principal operations consisted of Environmental Testing and Management and Oil and Gas.

     In August 2000 the Company entered into a two-part transaction. In the first part of the transaction, the then controlling shareholders, including the former owners of WEST, surrendered all of their shares of the Company for cancellation in exchange for the transfer to them of all of the shares of WEST and all the other material assets of the Company except for its working interests in several oil and gas properties, which were retained by the Company. In the second part of the transaction, the owners of more than eighty percent of the outstanding shares of North Star Exploration, Inc. ("North Star") and Zeus Consolidated Holdings, Inc. ("Zeus"), two companies with interests in mineral resources in Alaska which are more fully described below, transferred those shares to the Company, together with $5 million in cash and other assets, in exchange for shares of the Company that after issuance constituted more than 95% of its outstanding shares. The transaction was accounted for as a reverse acquisition in which North Star and Zeus were considered the acquirers for accounting purposes. (See Note 1 to the Company's Financial Statements.) In September 2000, the same parties transferred to the Company for a nominal consideration, 95% of the outstanding shares of Blue Star Sustainable Technologies Corporation ("Blue Star"), a company engaged in the development of certain clean energy technologies more fully described below.

     The present business of the Company is carried on principally through two divisions, namely, the Company's Lands Division, which is engaged primarily in exploration for and development of gold and other metal and mineral resources through North Star, Zeus and other subsidiaries, and the Company's Technologies Division, which is engaged primarily, through Blue Star, in the development of environmentally friendly technologies for use in connection with energy natural resources. In addition, the Company holds working interests in several oil and gas properties more fully described below.

                               The Lands Division

     The business of the Lands Division started in May of 1997 when North Star, which had been formed earlier that month, entered into an Option Agreement (the "Agreement") with Doyon, Limited ("Doyon"), a corporation owned by native Americans, with respect to lands as to which Doyon had received rights under the Alaska Native Claims Settlement Act. Doyon granted North Star, which is owned 90 percent by the Company and 10 percent by Doyon, the exclusive right to explore for minerals on certain of those lands until January 1, 2002, to lease prospects identified in the course of such exploration, and to develop and produce minerals pursuant to such leases. The optioned lands encompassed approximately seven million acres comprised of 24 individually named blocks, plus additional rights to surrounding lands within a defined area of interest.

     In order to maintain its rights North Star is required to spend a total of $9 million over the life of the Agreement, with minimum commitments per year and with specific minimum expenditures per block. Exploration expenditures in excess of the minimum amount are permitted to be carried forward and credited to expenditure requirements for future years with certain limitations. As of December 31, 2000, North Star had spent $ 7.5 million of the $ 9 million required to be spent over the term of the Agreement.

At any time during the agreement term North Star may, if it has conducted a specified minimum amount of drilling, made a specified minimum amount of exploration expenditures and received a positive pre-feasibility study with respect to a particular mineral area, exercise its option to lease that area for mineral development for a specified initial term. If North Star achieves commercial production during the initial term, the lease will continue so long as there is commercial production. North Star may obtain leases both on areas currently owned by Doyon and on areas from lands selected by Doyon pursuant to the Alaska Native Claims Settlement Act but not yet conveyed to Doyon.

     Each mining lease will provide for an annual payment to Doyon, commencing upon the execution of the lease, of a specified amount per acre leased, but not less than a specified annual minimum total, until feasibility study is delivered to Doyon. If a feasibility study is not delivered to Doyon before the fifth anniversary of the execution of the lease, the annual per acre and minimum total amounts increase. North Star must also incur minimum expenditures until the feasibility study is delivered to Doyon. Starting on the date of submittal of a feasibility study North Star is required to pay Doyon a yearly advance royalty (larger than the annual minimum total that was payable prior to feasibility), which is recoupable out of 50% of future royalties. From commencement of commercial production North Star is required to pay Doyon a specified percentage royalty of net smelter returns (or a specified percentage of net profits, whichever is greater) until payback, and a larger specified percentage royalty or net smelter returns (or a larger specified percentage of net profits, whichever is greater) after payback. Doyon reserves the right to buy a fractional portion of the equity in a project after deliverance of a positive feasibility study.

     The Company was not in technical compliance with certain provisions of the Agreement as of December 31, 2000. Negotiations are under way for waivers and modifications to eliminate those variances and to extend the term of the Agreement from January 1, 2002 to January 1, 2005. In addition, a payment of $300,000 that came due under the Agreement on April 1, 2001, has not been made. No notice has been received from Doyon to start the running of the contractual cure period.

     North Star has not yet exercised its option to lease any mineral area for development. It is North Star's intention to exercise such options at such time that it can do so on behalf of a joint venture or partnership in which it and another acceptable party will each have an interest. Meanwhile, North Star is endeavoring to develop the properties that it regards as most attractive to a point where there will be sufficient indications of future profitability to induce a major mining company to enter into a joint venture under the terms of which, in exchange for an interest in the property, the major mining company will undertake responsibility for the substantial expenditures required in order to bring the property to feasibility, after which North Star and the major mining company will be joint venture partners in the commercial exploitation of the property.

     There are three such properties that North Star has scheduled for development in 2001, namely, the Northway Village Block, the Takotna Village Block and the Step Mountain Zinc Prospect. The three properties scheduled for development by North Star in 2001 may be described as follows:

Northway Village Block
Road Metal Prospect

     Location and Access. The Road Metal Prospect is located within the Northway Village Block approximately 34 miles west of the Alaska - Yukon Territory border. The prospect is located in Section 10, Township 14, North, Range 19 East, Tnacross A-2 quadrangle. East central Alaska. The area is accessed via the Alaskan Highway southeast from Fairbanks, a distance of 260 miles. The Northway Village Block comprises 231 acres of mineral lands held by Doyon. Surface rights are held mostly by the

Northway Village Corporation.

     History of Exploration. Regional exploration in the Northway Village Block includes compilation of regional geochemical and geophysical data and a roadcut sampling survey conducted in 1998 by North Star. In May and October 1999, North Star discovered gold and polymetalic mineralization in altered road cuts in the area of Northway Junction. This initial mineralization was further detailed by geologic mapping, soil and rock geochemical surveys and ground magnetic surveys in May and June of 2000. Five diamond drill holes were completed in the zone based on the above ground data and significant precious metal with base-metal mineralization was encountered in two of the drill holes.

     Geology and Property Description. The Road Metal prospect is hosted in a mid-Cretaceous, poly-phased granitic intrusion, with near vertical quartz-muscovite-tourmaline-sulfide veins and griesen zones. Structurally controlled monzonite-lamprophyre dikes have intruded the granitic pluton. Mineralization occurs in quartz tourmaline griesen zones associated with disseminated to heavily disseminated sulfites and in zones of disseminated sulfites in altered granite. Small zones of semi-massive sulfide and sulfosalt mineralization are host to very high silver grades with associated polymetallic mineralization. Known mineralization to date occurs within the area that extends at least 4,200 feet in strike length and is located immediately adjacent to the Alaska Highway on a low, wooded hillside.

     Exploration Results and Proposed Program. Initial exploration consisted of outcrop mapping and sampling along the Alaska Highway, which resulted in significant geochemical results for gold, silver, copper, bismuth, lead and antimony. The exploration target area was then expanded with a soil survey and ground geophysical survey conducted in May and June 2000. A diamond drill program was then conducted in September and October 2000, which totaled 2,953 feet in five holes. Major gold, silver, copper, lead, bismuth and antimony mineralization was encountered in two diamond drill holes (RM-00-03 and 04). This mineralization is summarized in the following table:

Hole No.   Thickness    AU opt    Ag opt     Cu%      Ph%     Bi%     Sb%
--------   ---------    ------    ------     ---      ---     ---     ---

RM-00-03    73.8 ft.    0.045      0.35

RM-00-04    15.7 ft.    0.030      48.5     0.06     4.73    0.92     2.80
            17.8 ft.    0.272      14.7     0.86     0.37    0.34     0.29

     North Star proposes to conduct further ground geophysical surveys early in 2001. A diamond drill program consisting of 8,000 feet will then be conducted in May and June in order (1) to further define the mineralization in the initial drill program and (2) to test extensions and other targets indicated by geophysical and geochemical surveys. The cost of this program is estimated to be $580,000. The Road Metal mineralization is hosted in granitic intrusions, which indicates good potential for large tonnage occurrences.

     The Company intends to spin off the Northway property into a subsidiary to be known as Northway Holdings Corporation ("Northway Holdings"), which is to be a separate company. This will be followed by distributing about 30% of the outstanding shares of Northway Holdings as a dividend to the Company's shareholders. The distribution will not take place until required filings are made with the Securities and Exchange Commission and other regulatory authorities.

Takotna Village Block
Goss Gulch and Telephone Hill Prospects.

     Location and Access. The Takotna Village Block is located in south central Alaska, approximately 280 miles southwest of Fairbanks within the Ophir, Medfra, Iditarod and McGrath quadrangles. The village of Takotna is located in the approximate center of the block, and the village of McGrath on the Kuskokwini River is located near the eastern boundary of the Block. The area is accessible by plane to McGrath and then on secondary dirt roads within the block, and by barge to McGrath in the summer season on the Kuskokwini River. The Block consists of 170,000 acres of mineral lands held by Doyon.

     History of Exploration. The Goss Gulch and Telephone Hill prospects are located adjacent to placer workings and an old lode mine known as the Independence Mine (circa 1912; 495 ounces of gold). Westgold conducted exploration in the immediate area in 1990 and 1991 and identified a large area of anomalous gold, arsenic and antimony mineralization. North Star conducted geologic reconnaissance, soil surveys and trenching in 1998 and 1999. These surveys outlined significant gold-antimony mineralization in veins and granite porphyries, as well as large soil anomalies extending along strike from the outcropping mineralization.

     Geology and Property Description. The Takotna Village Block lies along the southeast limb of the Aniak-Ruby geoanticline and straddles the northeasterly trending Iditarod-Nixon Fork fault. The area is underlain by folded sedimentary clastic rocks of the Cretaceous Kuskokwini Group. The sedimentary units are intruded by sub volcanic felsie to mafic dikes and granitic porphyries. The Goss Gulch and Telephone Hill occurrences contain gold and antimony mineralization in sheeted sulfide veins and as disseminated mineralization in granitic porphyries. These occurrences are very similar to the Donlin Creek deposit of Placer Dome, which is located 80 miles to the southwest on the south side of the Iditarod-Nixon Fork fault in similar host rocks. Regional geologic mapping by the State of Alaska suggests the two areas are fault offsets and have the same host rocks.

     Exploration Results and Proposed Program. Previous surveys by North Star have outlined significant gold and antimony occurrences at Goss Gulch and Telephone Hill. North Star proposes to drill test the two occurrences with 3,000 feet of diamond drilling during the 2001 program. Ground magnetic and soil surveys will also be conducted on the Tatalina Mountain property as part of this program. The cost of this program is estimated at $324,000.

Step Mountain Prospect.

     Location and Access. The Step Mountain prospect is located within the Doyon Block 7 and is 198 miles northeast of Fairbanks and 50 miles north of the village of Eagle in east central Alaska. The occurrence is located in Sections 17 and 18, Township 8 North, Range 31 East, Fairbanks Meridian, within the Charley River quadrangle. Access to the area is by helicopter from the village of Eagle. Block 7 comprises 75,000 acres of mineral lands held by Doyon.

     History of Exploration. The area was first explored for mineral deposits by WGM as part of a consortium of companies including Doyon from 1975 to 1979. Portions of Block 7 were explored and drill tested for oil and gas during the late 1970's. The Step Mountain zinc prospect was explored by Patino, Inc. (1981-1985) and Pasminico Exploration (1990). These programs included geologic mappings, soil surveys, trenching and eight diamond drill holes. The trenching and drill holes intersected zinc carbonate mineralization up to 17.4%Zn over 59 feet in Trench 7x and 18.8% Zn over 12 feet in drill hole SM-90-1.

     Geology and Property Description. The Step Mountain area is underlain by a thick sequence of Paleozoic sedimentary castic and platform carbonate units. These marine sequences were formed along the North American continental margin, a typical setting for carbonate hosted Mississippi Valley Type (MVT) zinc and lead deposits. The Step Mountain occurrence is hosted in limestone breccia within the Permian Tahkandik Limestone Formation. There are a number of other zinc and lead occurrences within the Block 7 area in various carbonate units of the marine section. This setting and the extensive zinc occurrences at Step Mountain indicate good potential for the discovery of MVT zinc deposits.

     Exploration Results and Proposed Program. Previous exploration surveys by Patino and Pasminco have outlined several extensive soil anomalies and intersected significant zinc mineralization in trenches and in drill holes in one of the anomalous areas. North Star proposes to continue the exploration for further drill targets by conducting geologic mapping, extending and confirming the soil anomalies and conducting ground geophyscial surveys. These programs will be designed to locate drill targets for MVT zinc deposits which range up to 50 million tons or larger with significant zinc grades. The initial explorations are estimated to cost $140,000 and a follow up drill testing program is estimated to cost $280,000.

     In addition, through subsidiaries other than North Star, the Company has conducted exploration and development activities on three Alaska properties, which were staked on behalf of the

Company itself from inception and were not obtained from the Doyon, which are scheduled for development in 2001. Two such properties, known as the Farewell
District: Roberts PGM & Chip Loy Prospects and the Dime Creek Prospect Property, are held through the Company's subsidiary, Platinum-Palladium Holdings, Inc., which is owned 85 percent by the Company, 10 percent by the Doyon and 5 percent by Walter W. Tyler, the Company's president and chief executive officer. The third such property, known as the East Divide Prospect, is owned through the Company's Zeus subsidiary, which is 89.9 % owned by the Company and 10.1% owned by Doyon. Since the Company's rights in these properties were not acquired from Doyon, they are not subject to separate mandatory spending requirements and the Company may decide to accelerate or defer the scheduled exploration of one or more of them.

     These properties may be described as follows:

Farewell District: Roberts PGM
& Chip Loy Prospects

     Location and Access. The Roberts PGM (PGE-NI-CU) and Chip Loy (Ni-Cu-Co) Prospects are located 170 miles west of Anchorage in Section 8 and Section 15, respectively, T24N,R28W,Seward Meridian, McGrath A-3 Quadrangle, Alaska. Platinum-Palladium controls 13,300 acres of mineral rights on these prospects and in the surrounding Farewell Region under Alaska State Claims and Prospecting Sites. The State of Alaska hold surface rights.

     The prospects are accessible by helicopter from the Farewell Lake Lodge, 33 miles to the northeast, which is served by chartered fixed-wing flights. The area is in the northern foothills of the Western Alaska Range, with elevations from 2,50 feet to 5,600 feet.

     History of Exploration. The Roberts PGM Prospect was investigated by the Alaska Division of Geological and Geophysical Surveys in 1982 and 1998. Grab samples from within a 6.5 to 13-foot thick mineralized zone comprising disseminated chalcopyrite-pyrite-magnetite in a gabbro sill containing up to 490ppb Pd, 350ppb Pt,90 ppb Au, 0.13% Cu, and O.15%Ni. Bench tests conducted by the former U.S. Bureau of Mines in l984 indicate up to 7,700 ppb Pd, 6200 ppb Pt, 4.71%Ni, 4.68%Cu, and 0. 16% Co in sulfide concentrate. The Chip Loy Ni-Cu-Co Prospect was sampled as part of a mapping and resource evaluation program conducted by the Alaska Division of Geological and Geophysical Surveys in 1981. Grab samples from within a zone of disseminated to massive sulfides ranging from 9 to 100 feet thick hosted by an olivine-gabbro sill returned values up to 2% NI, 1% Cu and 0.1%Co.

     Geology and Property Description. The Roberts PGM Prospect is hosted in a differentiated gabbroic sill, 25 to 33 feet thick, exposed along a 1475-foot strike length. Mineralization comprises disseminated and nettextured magmatic sulfides in the lower half of the gently dipping sill.

     At the Chip Loy Ni-Cu-Co Prospect, a gabbro hosted, disseminated to massive sulfide body is exposed over an 1100-foot strike length. Measured widths of disseminated sulfide zones reach 100 feet, while massive sulfide zones range up to 11 feet across.

     Exploration Results and Proposed Program. The Roberts PGM and Chip Loy Ni-Cu-Co Prospects were the focus of initial geologic mapping and sampling programs by Platinum-Palladium in 2000.

     Seventeen of the 27 samples returned combined Pt-Pd assays ranging from 171 to 2,205 ppb. Planned follow-up exploration includes geologic mapping, dense-spaced outcrop sampling and a ground magnetometer survey. A diamond drilling program totaling 2500 feet is planned for 2001.

     At Chip Loy, rock chip sampling during the 2000 field returned up to 3.3% Ni, 2.1% Cu and 0.25% Co. The 2001 exploration program at Chip Loy will include geologic mapping, rock chip sampling, and possibly an electromagnetic survey. One 500-foot diamond drill hole is planned to test a massive sulfide position.

     Estimated costs for the planned 2001 program in the Farewell district are $365,000.

     The style of mineralization at Robert PGM suggests potential for a moderate to large tonnage gabbro-hosted Pt-Pd deposit. At Chip-Loy, there is potential for a high-grade Ni-Cu-Co massive sulfide deposit of moderate tonnage.

Dime Creek Prospect.

     Location and Access. The Dime Creek Prospect and surrounding Alaska State Prospecting Sites and Claims and Federal Mining Claims are located in Sections 3, 4, 5, 8, 9, 16, 17, 20 and 21, T3S, R12W, Kateel River Meridian, Candle A-5 Quadrangle, Alaska. Platinum-Palladium controls an area comprising 8780 total acres. Surface rights are held by the State of Alaska on the Alaska state claims and prospecting sites and by the Federal Government on the Federal mining claims.

     The Dime Creek Prospect is 20 miles north of the village of Koyuk, which is serviced by charter fixed wing flight from Nome, Alaska, located 125 miles to the west. Local access to the Property is by helicopter. The region surrounding Dime Creek is characterized by north-south trending mountains and low hills ranging from 540 to 2900 feet in elevation.

     History of Exploration. The Dime Creek placer mine in Section 20, T3 S, R 12W produced approximately 1 ounce of Pt for every 250 ounces of Au; in the northerly part of the placer the ratio was nearly 1 ounce of Pt for every 100 ounces of AU produced. The bedrock source for platinum was not located, but rather is the objective of the current exploration. Other drainages in the area also have reported platinum occurrences.

     Geology and Property Description. Regionally, the Dime Creek Prospect straddles a major rift-related north-south suture that juxtaposes metamorphic terrane of the Seward Peninsula to the west with Jurassic Cretaceous island arc terrane to the east. Ma or intrusions along this suture include both alkalic and mafic-ultramafic varieties. Jurassic-Cretaceous andesites are intruded by mafic and utlramafic stocks, and peridotite is exposed locally along Dime Creek. Exploration targets are Alaskan-type intrusive complexes, analogous to producing PGE deposits in far east Russia.

     Exploration Results and Proposed Program. Five pan concentrate samples from the 2000 exploration program contain visible, or analytically detectable, isoferroplatinum, up to 4.05 g/t Pt. Heavy mineral concentrates from bulk stream sediment samples contain abundant chromite, chrome diopside, and forsterite, supporting the local presence of an ultrarnafic source rock. The 201 field program is designed to locate drill targets and includes a ground magnetic survey and a mechanized auger soil-grid sampling survey. Estimated cost of the program is $185,000.

East Divide Prospect.

     Location and Access. The East Divide claim group is located 115 miles east-southeast of Fairbanks, immediately east of the Healy Lake Block. The prospect is located in Section 33, Township 7, Range 18 East, Big Delta quadrangle, east central Alaska. The area is accessible via helicopter from Delta Junction, a distance of 40 miles. The East Divide claim group comprises 168 claims (6,420 acres) held as Alaska State Mining Claims by Zeus. The State of Alaska holds surface rights.

     History of Exploration. Regional exploration in the area of the East Divide property consisted of compilation of regional geochemical and geophysical data from government sources and Landsat interpretation by North Star. In 1997 and 1998 North Star conducted reconnaissance and detailed mapping programs, soil and rock chip geochemical surveys and channel sampling of outcrop within the prospect area. This initial work located significant gold mineralization in outcrop. The claim group was optioned to International Bravo Resources Corporation ("Bravo") in 1999, which completed detailed mapping, rock chip and channel sampling and two diamond drill holes in 2000. Significant gold and silver mineralization was encountered in surface samples; however, drill results were disappointing, and Bravo elected not to exercise its option. The two drill holes may not have penetrated the target horizons in the subsurface and thus did not test the high gold targets outlined in surface sampling.

     Geology and Property Description. The East Divide prospect occurs within early Paleozoic metamorphic schists and gneisses intruded by Cretaceous granodiorites and quartz monzonites. The same host rocks are present at the Pogo gold deposit located 15 miles to the northwest. Mineralization at East Divide consists of sheeted quartz-sulfide veins and stockworks that occur in an east-west trending structural zone. Gold mineralization of up to 6 g/t Au with associated arsenic, bismuth, copper and lead occurs extensively in the outcropping veins and stockwork zones.

     Exploration Results and Proposed Program. Initial and follow-up exploration programs located a large area of alteration with significant gold values in quartz stockwork veins and structures. Two diamond drill holes tested an area of high gold values in surface samples but failed to intersect significant gold mineralization in the subsurface. North Star proposes to locate two additional diamond drill holes that are of significant alteration and high surface gold values. These holes will be designed to test the entire zone as outlined on surface. The cost of the 2001 program is projected to be $148,000.

     At December 31, 2000, the Lands Division, had a staff of twelve persons, consisting of three full time employees, who rendered primarily executive and administrative services, and nine consultants, who rendered primarily geological services and devoted an average of twenty hours per week to North Star.

     Necessary reclamation work is done on a current basis as drilling and other exploration activities are completed. Since the Company is involved only in exploration and development rather than actual mining operations, reclamation expense is not material.


                            The Technologies Division

     The Company's Technologies Division is operated through its subsidiary, Blue Star Sustainable Technologies Corporation, a Nevada corporation ("Blue Star") that is owned 95 percent by the Company and 5 percent by Nicholas E. Vandenborgh, Blue Star's president. Blue Star was organized in October 1999 and is presently in the development stage of its business.

     Blue Star is focused on the development of clean energy technology utilizing a sophisticated and highly efficient method for the conversion of natural gas into a variety of hydrocarbon-based products. These include clean liquid fuels; high-quality solid waxes used in the pharmaceutical, food, cosmetics, packaging, paper and construction industries; hydrogen gas, used as the preferred feed stock for fuel cell technology; and, as by-products of the conversion process, electricity and potable water.

     Blue Star occupies leased facilities in Arvada, Colorado, including an approximately 5,000 square foot engineering testing building and an approximately 15,000 square foot building for research and development (together with administrative offices), where it has developed a compact, small-scale, prototype production plant; know as the "EMEX Blue Star Tripgen (TM) Plant". The Tripgen (TM) Plant utilizes the "Fischer-Tropsch" process, which is a method for the synthesis of liquid hydrocarbon products using natural energy resources, air and catalysts. Blue Star uses this method to process natural gas with special catalysts, air and steam to produce prototype demonstration quantities of high-purity synthetic liquid fuels, waxes, hydrogen, heat and water.

     Blue Star's Tripgen (TM) Plant utilizes widely available commercial components, as well as highly sophisticated and proprietary computer control software and special catalysts which are designed, fabricated and maintained at Blue Star's facilities by Blue Star's professional staff, and are the subjects of a number of Blue Star patent applications. The experimental demonstration plant has been designed to produce between two and five barrels (approximately 85 to 200 gallons) per day of synthetic liquid fuel and/or high quality waxes and hydrogen gas, depending upon how the plant is configured. Blue

Star has successfully used its Tripgen (TM) Plant to synthesize clean liquid fuel and small quantities of high quality waxes. The waxes, unlike those supplied by petroleum-based processes, are a high value product with no aromatic components, a high degree of purity and a low melting temperature.

     Since the natural gas refinement process always results in some fraction of the total energy contained in the natural gas feed stream being released as high temperature heat, the Tripgen (TM) Plant is designed to utilize that heat together with the chemical waste stream for the production of electricity, which can be used, in part, to supply the operating energy needs of the plant itself.

     The Tripgen (TM) Plant is also designed so that it may be configured to produce hydrogen gas, which the Company believes can provide an efficient feedstock for advanced fuel cell technology. (Fuel cells are devices, which manufacture electrical power from chemical processes, rather than combustion, which run on a hydrocarbon based fuel source such as natural gas or other fuels together with air.)

     The goal of Blue Star's developmental efforts is to produce an efficient, scalable, stand-alone plant in modules capable of producing approximately 500 barrels per day of liquefied synthetic fuel and/or high purity wax (plus electricity and clean water) depending on the configuration of each plant module. These Tripgen (TM) Plant modules could be sited at locations as varied as stranded producing natural gas fields (too remote for connection to pipeline systems) where a Tripgen (TM) Plant can produce clean liquid fuels and waxes at lower cost for transport by truck, together with electricity for operating the plant and potable water - or in an oil field flaring "waste" natural gas which could feed the plant - or at an urban location served with natural gas where a Tripgen (TM) Plant module could produce liquid fuel or hydrogen for fuel cell based electricity, and heat and water, for a small apartment complex. Since the Tripgen (TM) Plant has been designed to be "scalable", a number of 500 barrel per day modules could be linked together for larger production facilities where the natural gas feed stock is available in sufficient quantity.

     Although the management of Blue Star believes that its prototype Tripgen
(TM) Plant is demonstrating the practicality and efficiency of this natural gas refinement method, it is still in a developmental phase and there can be no assurance that the Tripgen (TM) Plant or any later developments of the technology will prove commercially viable.

     There are other companies engaged in the production of synthetic fuels and other products from natural gas, including, notably, the Shell Oil Company and Sassoil Corporation of South Africa, with whose competition the Company will have to deal when the Technologies Division commences commercial production.

     Blue Star has fifteen employees, at least eight of whom hold Ph.D. degrees. The total amount spent on research and development for the year ended December 31, 2000 was approximately $650,000 and $720,000 since inception in 1999.

                                   Oil and Gas

     The Company is also engaged to a limited extent in the oil and gas business as a result of its ownership of working interests in several properties as set forth below.

     The Company's oil and gas reserves are located in three fields: (1) Brundage Canyon, Duchesne County, Utah, (2) Yellow Creek Deep, Uinta County, Wyoming, and (3) Recluse Field, Campbell County, Wyoming.

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

The following reserve related information for the years ended December 31, 2000, 1999, 1998 was prepared by an outside consulting geologist using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors.

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                    (All Activities are in the United States)

                                                            December 31,
                                                                 2000
                                                            ------------
Proved oil and gas properties                               $    881,000
Unproved oil and gas properties                                   13,000
                                                            ------------
                                                                 894,000
Accumulated depreciation, depletion
      and amortization, and valuation
      allowances                                                  14,000
                                                            ------------
Net Capitalized costs                                       $    880,000
                                                            ============

     COST INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION, AND DEVELOPMENT
                                   ACTIVITIES
                    (All Activities are in the United States)

                                                      For the period August 15,
                                                      2000 through December 31,
                                                                2000
                                                            ----------
Acquisition of properties
     Proved                                                 $     --
     Unproved                                                     --
     Exploration costs                                            --
     Development costs                                          33,000
                                                            ----------
                                                            $   33,000
                                                            ==========

                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                    (All operations are in the United States)

                                                                2000
                                                            ----------
Revenues:
     Oil and gas sales                                      $   61,000
                                                            ----------
                                                                61,000
                                                            ----------
Expenses:
     Production costs and taxes                                 24,000
     Depreciation, depletion and impairments                    14,000
                                                            ----------
                                                                38,000
                                                            ----------
                                                                23,000
     Income Tax                                                   --
                                                            ----------
Results of operations from producing
     Activities (excluding corporate overhead
     and interest costs)                                    $   23,000
                                                            ==========

The Company's major reserves come from the Brundage Canyon Project in Duchesne County, Utah. The Company is showing 61,000 barrels of oil and 74,000 mcf's of gas on this project of which 39,000 barrels of oil and 63,000 mcf's of gas are proved undeveloped on a direct effect offset to a producing well. Other reserves are 41,000 mcf's on the Yellow Creek Deep Prospect in Uinta County, Wyoming, and 181,000 mcf's on the Recluse field in Campbell County.

                          RESERVE QUANTITY INFORMATION
                     (All Reserves are in the United States)

In accordance with FASB Statement No., 69, the Company is presenting required oil and gas schedules, which reflect three years activities for the oil and gas interests, which were acquired on August 15, 2000.

                                                   2000                         1999                          1998
                                                   ----                         ----                          ----
                                           Bbls            Mcf           Bbls            Mcf           Bbls            Mcf
Proved developed
And undeveloped reserves
   (a) (b)
Beginning of year                          67,688        387,246         41,777        331,954         80,186        438,543
Revision of previous estimates             (2,765)       (76,778)        30,211         83,792        (44,709)       (73,589)
Purchase of minerals in place                  --             --             --             --             --             --
Extension and discoveries                      --             --             --             --             --             --
Production                                 (3,300)       (14,500)        (4,300)       (28,500)        (6,300)       (33,000)
Sales or exchange of minerals
in place                                       --             --             --             --             --             --
                                         -----------------------------------------------------------------------------------
                                           61,623        295,968         67,688        387,246         41,777        331,954
                                         ===================================================================================
Proved developed reserves:
Beginning of year                          36,784        358,999         41,777        331,543         49,299        438,543
End of Year                                23,216        188,102         36,784        358,999         41,777        331,543

a) The Company has no oil and gas applicable to long-term supply agreements with Government or authorities in which the Company acts as producer.

b) The Company does not file reserve reports with any Federal authority or agency.

       STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW AND CHANGES
                 THEREIN RELATED TO PROVED OIL AND GAS RESERVES
                     (All Reserves are in the United States)

                       Standardized Measure is as follows:


                                                            2000                   1999                    1998
                                                            ----                   ----                    ----
Future cash flows                                      $ 3,050,000             $ 2,427,000             $   688,000
Future production and development cost                    (868,000)               (885,000)               (230,000)
Future Income taxes                                             --                      --                      --
                                                       -----------             -----------             -----------
Future net cash flows                                    2,182,000               1,542,000                 458,000
10% annual discount rate                                  (891,000)               (648,000)               (209,000)
                                                       -----------             -----------             -----------
     Discounted future net cash flows                  $ 1,291,000             $   894,000             $   249,000
                                                       ===========             ===========             ===========

The following are the principal sources of change in the standardized measure of discounted future net cash flows:


Balance, beginning of the year                         $   894,000             $   249,000             $   661,000
Sales, net of production cost                              (93,000)                (74,000)                (88,000)
Net Changes in process and production
   Costs                                                   539,000                 485,000                  76,000
Discoveries and purchase of reserves in
   Place                                                        --                      --                      --
Development costs incurred                                      --                  (3,000)                (69,000)
Revision of previous quantity estimates                   (138,000)                212,000                (397,000)
Accretion of discount                                       89,000                  25,000                  66,000
                                                       -----------             -----------             -----------
     Balance, end of year                              $ 1,291,000             $   894,000             $   249,000
                                                       ===========             ===========             ===========

                     Net Quantities of Oil and Gas Produced

The net quantities of oil and gas produced by the properties which were acquired by the Company on August 15, 2000 for each of the last three fiscal years are as follow:

                                       Oil (bbls)        Gas (Mcf)
                                       ----------        ---------
                       2000              3,300            14,500
                       1999              4,300            28,500
                       1998              6,300            33,000

Average Sales Price and Production Costs

The following table reflects information concerning average sales price and production costs for the acquired properties for each of the last three fiscal years:

                                           2000       1999       1998
                                           ----       ----       ----

Average sales price per bbl              $ 14.37    $ 14.10    $ 12.03
Average sales price per MCF                 6.25       1.96       1.99
Average production cost per
  Net equivalent bbl*                       8.87       3.30       2.32

* Natural gas has been converted into equivalent bbls using a conversion ratio of 6:1.

Productive Wells

The following table reflects the total gross and net wells, expressed separately for oil and gas as of December 31, 2000.

                          Gross                          Net
                          -----                          ---
                      Oil       Gas                Oil         Gas
                       4         2                 0.51       0.51

Drilling Activity

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

The Company has not participated in the drilling of exploratory wells in 2000, 1999 or 1998. The Company participated in drilling two development wells in 2000 but none in 1999 or 1998.

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

Properties - Real Estate

The Company leases the buildings, which the Technology Division occupies in Arvada, Colorado, and the office space occupied by the Lands Division in Lakewood, Colorado. The Company's corporate headquarters are located in office space in New York City, which is rented under the terms of a use and occupancy agreement

Item 3. Legal Proceedings.

     The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted for a vote or approval of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related
        Stockholder Matters.

     The principal market where the Company's common equity is traded is the Small Cap Market of the Nasdaq Stock Exchange.

     The high and low market bid prices of the Company's common stock during each quarter of the last two fiscal years were as follows:

                                   High                Low
                                   ----                ---
1999, 1st quarter               $  1.31             $  0.88
1999, 2nd Quarter                  1.50                0.94
1999, 3rd quarter                  1.44                1.00
1999, 4th quarter                  1.38                0.81
2000, 1st quarter                  8.50                1.06
2000, 2nd quarter                  8.50                2.94
2000, 3rd quarter                  8.63                5.63
2000, 4th quarter                  7.00                3.63

     On March 30, 2001 the closing price for the common stock as reported by NASDAQ was $0 per share.

     At December 31, 2000 there were 754 holders of record of the Company's common stock.

     No cash dividends have been paid in the past two years. Because the Lands Division is in the exploration stage and the Technologies Division is in the developmental stage, it is unlikely that cash dividends will be paid in 2001. However, prior to the acquisition, Hawks Industries paid a 7-1/2 % stock dividend on June 1, 2000 to holders of record on May 1, 2000. The Company has declared a 5 % stock dividend payable May 14, 2001 to holders of record at the close of business on April 16, 2001 and has stated that it has the intention of declaring a regular 2-1/2 % stock dividend each quarter, commencing with the quarter ending September 30, 2001, if the Company's business makes satisfactory progress.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The Company's plan of operation for the next 12 months relates to both the business of the Company's Lands Division and the business of the Company's Technologies Division. In the case of the Lands Division, it is the Company's plan to proceed with the development of the six properties referred to in the discussion of the Lands Division's business in Item 1 above as being scheduled for further development this year, and to continue to maintain the Company's rights with respect to other properties which are the subject of the agreement with Doyon referred to in said item. In the case of the Company's Technologies Division, it is the Company's plan to proceed with the development of the first 500 barrel per day modular plant of the kind described in the discussion of the Technologies Division's business in Item 1 above.

     The funding requirements of the Technologies Division for 2001 relate primarily to the construction of the first 500 barrel a day plant module referred to above, the estimated cost of which is expected to be in the neighborhood of $20,000,000. The Company has accepted a proposal from a financial institution to syndicate a combined debt and equity financing of $100 million to finance the construction of a 2,500 barrel a day plant consisting of five 500 barrel a day plant modules. There can be no assurance that the syndication will be successfully concluded.

     The funding requirements of the Company's oil and gas operations have been met in the past through a revolving credit agreement with and loan from a bank to which working interests owned by the Company in oil and gas wells are pledged as collateral. It is the Company's intention to continue that practice.

     The funding requirements of the Lands Division for 2001 are estimated at approximately $2,500,000. The Company plans to raise such funds, as well as funds for the operation of the Technologies Division (apart from plant construction), through the sale of common stock to the public for which a registration statement is presently in preparation. The Company has received a proposal from an underwriter for an underwritten offering of up to $20,000,000 to be raised over a period of 24 months subject to certain conditions that will become determinable during that period. There can be no assurance that the offering of common stock to the public will be successful.

     Pending the completion of the above public offering of common stock, it will be necessary for the Company to obtain "bridge" funding beyond its immediate cash resources. Among other things, a payment of $300,000 that came due on April 1, 2001 under the Agreement with Doyon has not yet been paid. The Company's major shareholders, namely Universal Equities Consolidated, LLC, and Thorn Tree Resources, L.L.C. have indicated that they are prepared to furnish such bridge funding.

     There are no expected purchases of plant and significant equipment except for the Technologies Division's plant referred to above.

     The Technologies Division intends to continue to do product research and development on a continuous basis in order to improve the efficiency and performance of its plants.

     If the Company's current financial condition and operations are compared with those North Star and Zeus over the past two years, which would appear to be the appropriate comparison in view of the reverse acquisition treatment given the August 2000 change in control discussed above, the principal changes are, first, the elimination for practical purposes of North Star's substantial debt, which is now internal as a result of having been assigned to the Company, and, second, the incurring of expense for the Technologies Division research and development, which was not a significant factor in prior years. As a result of that increased expense, the net loss from operations incurred by the Company for fiscal 2000 was $ 5,758,000 as compared with $ 5,261,000 for fiscal 1999.

     Because the Lands Division is in the exploration stage and the Technologies Division is in the developmental stage, the costs of operating those divisions will have a negative impact on liquidity except to the extent that funds are raised through equity and/or debt financing to meet those costs. While revenues are expected to continue to be provided by the Company's oil and gas operations, they are not likely to be substantial enough to materially offset the cash requirements of the Lands and Technology Divisions. The ability to make contractually required expenditures and payments is necessary for retention of the Company's mineral rights.

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

             ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION


                                      Index

                                                                        Page
                                                                       Number
                                                                       ------

Report of Independent Certified Public Accountants                       F-1

Financial Statement:

   Consolidated Balance Sheets as of December 31, 2000 and 1999          F-2

   Consolidated Statements of Operations and
        Comprehensive Loss for the Years Ended
        December 31, 2000, 1999, and 1998                                F-3

   Consolidated Statements of Shareholders' Equity
        for the Years Ended December 31, 2000, 1999, and 1998            F-4

   Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2000, 1999, and 1998                                F-5

   Notes to Consolidated Financial Statements                        F-6 - F-20


                                    F - 1(a)

                       LOVELETT, SKOGEN & ASSOCIATES, P.C.


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Emex Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Emex Corporation (formerly Hawks Industries, Inc.) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of Emex Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emex Corporation and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.


                                  /s/ Lovelett, Skogen & Associates, P.C.


Casper, Wyoming
April 6, 2001, except for Notes 3, 5, and 10, as to which the date is April 13, 2001

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                                2000            1999
                                                                                ----            ----
                          ASSETS

CURRENT ASSETS
     Cash                                                                  $  2,279,000     $     47,000
     Accounts receivable                                                         35,000             --
     Other current assets                                                        80,000             --
                                                                           ------------     ------------
       Total current assets                                                   2,394,000           47,000
                                                                           ------------     ------------

PROPERTY AND EQUIPMENT, net                                                   2,738,000          936,000
                                                                           ------------     ------------

INVESTMENTS AND OTHER ASSETS
     Note receivable                                                             24,000             --
     Available for sale investment                                                5,000           11,000
     Goodwill, net                                                              373,000             --
     Other assets                                                               154,000            6,000
                                                                           ------------     ------------
                                                                                556,000           17,000
                                                                           ------------     ------------
                                                                           $  5,688,000     $  1,000,000
                                                                           ============     ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                         $    152,000     $       --
     Notes payable - related party                                                 --          9,700,000
     Capital lease obligation                                                    18,000             --
     Accounts payable                                                           437,000          307,000
     Accrued liabilities                                                        134,000           20,000
                                                                           ------------     ------------
       Total current liabilities                                                741,000       10,027,000
                                                                           ------------     ------------

LONG TERM DEBT
     Notes Payable - related party                                            1,619,000             --
     Capital lease obligation                                                    55,000             --
                                                                           ------------     ------------
                                                                              1,674,000             --
                                                                           ------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MINORITY INTEREST                                                                  --               --

SHAREHOLDERS' EQUITY Capital stock:
     Preferred stock, $.01 par value, authorized 997,000
        shares: no shares issued                                                   --               --
     Common stock, $.01 par value, 50,000,000 shares authorized
        23,328,364 and 22,171,875 shares issued
        and outstanding                                                         233,000            5,000
  Capital in excess of par value of common stock                             17,957,000             --
  Accumulated other comprehensive loss                                          (11,000)          (5,000)
  Accumulated deficit                                                       (14,906,000)      (9,027,000)
                                                                           ------------     ------------
                                                                              3,273,000       (9,027,000)
                                                                           ------------     ------------
                                                                           $  5,688,000     $  1,000,000
                                                                           ============     ============

                 See notes to Consolidated Financial Statements

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                FOR THE YEARS ENDED DECEMBER 31, 2000, 1999,1998


                                                                2000                 1999                 1998
                                                                ----                 ----                 ----
OPERATIONS

Operating revenue:
     Oil and gas sales                                      $     61,000         $       --           $       --
     Consulting fees                                              14,000                 --                   --
                                                            ------------         ------------         ------------
                                                                  75,000                 --                   --
                                                            ------------         ------------         ------------

Operating expenses:
     Lease operating                                              24,000                 --                   --
     Exploration                                               2,409,000            3,047,000            2,378,000
     Research and development                                    649,000               68,000                 --
     Depreciation, depletion and amortization                    115,000               38,000               10,000
     General and administrative                                2,252,000            1,662,000              435,000
                                                            ------------         ------------         ------------
                                                               5,449,000            4,815,000            2,823,000
                                                            ------------         ------------         ------------

Operating loss from continuing operations                     (5,374,000)          (4,815,000)          (2,823,000)
Other income (expense):
     Other income (expense)                                         --                 13,000                 --
     Interest income                                              96,000                 --                   --
     Interest expense                                           (474,000)            (454,000)            (153,000)
                                                            ------------         ------------         ------------
Loss from continuing operations before taxes                  (5,752,000)          (5,256,000)          (2,976,000)

Provision for taxes:
     Current                                                        --                   --                   --
                                                            ------------         ------------         ------------

Net loss                                                    $ (5,752,000)        $ (5,256,000)        $ (2,976,000)
                                                            ============         ============         ============

Earnings per share:
Weighted average number of
     common shares outstanding                                22,548,378           22,171,875           22,171,875

Basic and diluted loss                                      $      (0.26)        $      (0.24)        $      (0.13)
                                                            ============         ============         ============

COMPREHENSIVE LOSS
Net loss                                                    $ (5,752,000)        $ (5,256,000)        $ (2,976,000)
Other comprehensive loss:
     Unrealized loss on available-for-sale securities             (6,000)              (5,000)                --
                                                            ------------         ------------         ------------

Comprehensive loss                                          $ (5,758,000)        $ (5,261,000)        $ (2,976,000)
                                                            ============         ============         ============

                 See Notes to Consolidated Financial Statements

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2000, 1999, 1998


                                                                                                                          Accumu-
                                                             Common Stock Issued        Capital in      Unrealized         lated
                                                        ----------------------------     Excess of      Losses on        Earnings
                                                            Shares         Amount        Par Value      Securities       (Deficit)
                                                        ------------    ------------    ------------   ------------    ------------
Balance January 1, 1998                                   20,000,000    $      1,000    $       --     $       --      $   (795,000)

    Net Loss                                                    --              --              --             --        (2,976,000)
                                                        ------------    ------------    ------------   ------------    ------------

Balance December 31, 1998                                 20,000,000           1,000            --             --        (3,771,000)
Common stock issued
    for Zeus Consolidated Holdings, Inc
    and Blue Star Sustainable Technologies
    Corp                                                      47,500           4,000            --             --              --
Net (loss)                                                      --              --              --             --        (5,256,000)
Other comprehensive (loss)                                      --              --              --           (5,000)           --
                                                        ------------    ------------    ------------   ------------    ------------
Balance December 31, 1999                                 20,047,500           5,000            --           (5,000)     (9,027,000)
Stock of subsidiaries acquired by Emex                   (20,047,500)         (5,000)           --             --              --
Stock of Emex outstanding prior to the
  acquisition                                              1,156,489          11,000       1,353,000           --              --
Stock of Emex issued to shareholders in
  acquisition                                             22,171,875         222,000      14,985,000           --              --
Contribution of subsidiary by affiliates                        --              --           129,000           --          (127,000)
Foregiveness of debt - affiliate                                --              --         1,490,000           --              --
Net (loss)                                                      --              --              --             --        (5,752,000)
Other comprehensive (loss)                                      --              --              --           (6,000)           --
                                                        ------------    ------------    ------------   ------------    ------------
Balance December 31, 2000                                 23,328,364    $    233,000    $ 17,957,000   $    (11,000)   $(14,906,000)
                                                        ============    ============    ============   ============    ============

                 See notes to Consolidated Financial Statements

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000, 1999,1998


                                                                            2000               1999               1998
                                                                            ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $ (5,752,000)      $ (5,256,000)      $ (2,976,000)

      Add: depreciation and depletion and amortization                      115,000             38,000             10,000

      Changes in assets and liabilities:
             Accounts receivable                                            (35,000)            46,000             (8,000)
             Other current assets                                           (75,000)             4,000               --
             Other assets                                                  (149,000)            (6,000)            (4,000)
             Accounts payable                                               130,000           (114,000)           368,000
             Accrued interest                                               468,000            454,000            152,000
             Accrued liabilities                                            114,000              6,000             10,000
                                                                       ------------       ------------       ------------
           Cash used in operating activities                             (5,184,000)        (4,828,000)        (2,448,000)
                                                                       ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of fixed assets                                          (549,000)          (104,000)           (57,000)
      Land investment                                                      (300,000)          (400,000)          (200,000)
      Marketable securities - available for sale                               --              (17,000)              --
                                                                       ------------       ------------       ------------
           Cash used in investing activities                               (849,000)          (521,000)          (257,000)
                                                                       ------------       ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Notes payable                                                       3,302,000          5,381,000          2,702,000
      Capital lease payments                                                 (8,000)              --                 --
      Notes receivable                                                      (29,000)              --                 --
      Sale of stock                                                       5,000,000              4,000               --
                                                                       ------------       ------------       ------------
           Cash provided by financing activities                          8,265,000          5,385,000          2,702,000
                                                                       ------------       ------------       ------------


NET INCREASE (DECREASE)  IN CASH                                          2,232,000             36,000             (3,000)

CASH AT BEGINNING OF YEAR                                                    47,000             11,000             14,000
                                                                       ------------       ------------       ------------

CASH AT END OF PERIOD                                                  $  2,279,000       $     47,000       $     11,000
                                                                       ============       ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
        Interest                                                       $      6,000       $       --         $       --
        Income taxes                                                   $       --         $       --         $       --

      Schedule of Noncash Investing and Financing Transactions:
        Capital lease obligation incurred for
           purchase of equipment                                       $     81,000       $       --         $       --

        Exchange of shares for notes                                   $ 10,200,000       $       --         $       --

        Exchange of shares for stock of various
             subsidiaries                                              $      7,000       $       --         $       --

        Contribution to capital of shares of Blue Star                 $    129,000       $       --         $       --

        Acquisition of goodwill with shares                            $    387,000       $       --         $       --

        Acquisition of net assets with shares                          $    973,000       $       --         $       --

        Forgiveness of accrued interest due to Equistar                $  1,490,000       $       --         $       --

                 See notes to consolidated financial statements

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On August 15, 2000, a transaction (the "Transaction") was effected between Emex Corporation (Emex)(formerly known as Hawks Industries, Inc.) and Universal Equities Consolidated, LLC, David H. Peipers, The Cornerhouse Limited Partnership and The Winsome Limited Partnership (collectively referred to as "Buyers"), which resulted in the Buyers securing a controlling interest in Emex Corporation's common stock. In the Transaction, the Buyers acquired 22,171,876 shares, or approximately 95%, of the common stock of Emex Corporation, in exchange for $5 million in cash, approximately 85% of the outstanding shares of North Star Exploration, Inc. ("North Star") and Zeus Consolidated Holdings, Inc ("Zeus") and the rights to $10.2 million of indebtedness owed by North Star to the Buyers (a total purchase price valued at approximately $33,000,000).

The Transaction was accounted for as a reverse acquisition and North Star and Zeus, previously under common control, were considered the acquirers. Consequently, the 1,156,489 outstanding shares of Emex Corp. on the date of acquisition were valued at the average trading price of the stock for the period from two days before until two days after the announcement of the transaction, or $1.18 per share, resulting in a purchase price of $1,364,657. The purchase price was allocated $860,460 to oil and gas properties, $116,719 to other current assets and $387,478 to Goodwill. The $5 million in cash and the $10.2 million in receivables contributed by the Buyers, and the purchase price noted above of $1,364,657, resulted in total additional capital from the Transaction of $16,564,657. Subsequent to the Transaction, on September 8, 2000, the Buyers also contributed the assets of Blue Star Sustainable Technologies Corporation ("Blue Star") with a book value of $129,089 to the combined company. Because of the previous common ownership of North Star, Zeus and Blue Star, the historical financial statements presented herein have been restated as a reorganization of entities under common control to reflect the operations of North Star, Zeus and Blue Star as if the companies had been combined for all periods presented. In addition, the statement of operations for the year ended December 31, 2000 include the operations for Emex Corp. for the period from August 15, 2000 through December 31, 2000. All references to "Emex" or the "Company" refer to North Star, Zeus and Blue Star prior to August 15, 2000 and to the three companies and Emex Corp. for the period subsequent to August 15, 2000. The Company is incorporated in the State of Nevada.

North Star and Zeus are primarily engaged in acquiring, exploring and developing certain mineral properties in the State of Alaska. Blue Star is primarily engaged in developing and deploying innovative energy technology serving present and future global markets. Blue Star has spent $649,000 and $68,000 in Company sponsored research and development activities in 2000 and 1999, respectively. Emex Corp. is primarily engaged in oil and gas producing activities in Wyoming.

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

PRO FORMA RESULTS OF OPERATIONS

The following table reflects the pro forma results of operations for the years ended December 31, 2000, 1999, and 1998 as though the Transaction had occurred as of January 1, 1999. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                 2000            1999           1998
                                             ----------      ----------      ----------
     Revenues                                $  158,000      $  102,000      $  117,000
     Net loss                                (5,751,000)     (5,266,000)     (2,921,000)
     Basic and diluted loss per share              (.25)           (.23)           (.13)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, North Star Exploration Inc.(90% ownership), Zeus Consolidated Holdings, Inc.(89.9% ownership), Blue Star Sustainable Technologies Corporation (95% ownership)and Platinum Palladium Holdings, Inc and their wholly owned subsidiaries, Zeus Exploration, Inc. and Platinum Palladium Exploration, Inc.(85% ownership). All significant intercompany balances and transactions have been eliminated in consolidation. The Company has recorded 100% of the losses attributable to the minority interest owners in North Star, Zeus Blue Star, and Platinum Palladium, as the cumulative losses for those companies has eliminated minority interest owners' equity. Accordingly, minority interest has been reduced to zero in the accompanying consolidated balance sheet.

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

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charges to operating expense as incurred, and expenditures for additions and betterments are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain of loss is reflected in the statements of operations.

Depreciation of property and equipment is calculated using either straight-line or accelerated methods over estimated useful lives, which range from 4.5 years to 39 years.

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when those amounts are realized or settled.

Common Stock Issued and Outstanding and Loss Per Share

The Company uses the weighted average number of shares outstanding in calculating loss per share data. The common shares issued to the controlling shareholders in the acquisition are considered outstanding for all periods presented. The outstanding shares of the shareholders of Emex as of the acquisition are deemed outstanding for the period August 15, 2000 through December 31, 2000. There were no common stock equivalents for any of the periods presented.

Fair Value of Financial Instruments

The carrying values of the Company's cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of these assets and liabilities.

Risks and Uncertainties

Mining Activities

The Company is currently exploring for minerals and has yet to exercise any options to lease prospects. The Company has therefore not produced any revenues since inception and there can be no assurance that revenues will be generated during fiscal 2001.

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

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Energy Technology

The Company is currently researching to develop new approaches for natural gas utilization and has yet to generate any revenues from this research since inception. There can be no assurance that revenues will be generated during fiscal 2001.

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

Investment in Money Market Mutual Fund

As of December 31, 2000 the Company held investments in a money market mutual fund totaling $1,415,883. This investment is not FDIC insured and there is no assurance that these funds will maintain a steady $1.00 share price in the future.

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

Goodwill

Goodwill represents the excess of the cost of the company acquired over the fair value of its net assets at the date of acquisition and is being amortized by the straight-line method over 10 years, the estimated economic useful life. This life is based on the factors influencing the acquisition decision. Goodwill at December 31, 2000 is reported on the balance sheet, net amortization of $14,500.

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Bad debts

Accounts receivable consists of amounts due from oil and gas production from three payers. Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

Comprehensive Loss

The Company reports comprehensive income in accordance with FASB Statement No. 130 "Reporting Comprehensive Income." Accordingly, the consolidated statement of comprehensive loss are included on page F-3, while accumulated other comprehensive (loss) is included in the Shareholders' Equity section of the balance sheet. Amounts include gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Marketable Securities

The Company accounts for marketable securities in accordance with provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115)

Available for Sale Securities are reported at fair market value, with unrealized gains and losses excluded from earnings and reported separately as a component of shareholders, equity.

The Company's marketable securities consist of listed common stocks with an aggregate cost, based in specific identification, of $5,000 as of December 31, 2000. The gross unrealized holding losses as of December 31, 2000 were $11,000.Under SFAS 115 all of the Company's securities have readily determinable fair values and are classified as available for sale securities.

NOTE 3 - RELATED PARTY ACTIVITY

Advances From Affiliate

Prior to the Transaction, funding for operations of North Star, Zeus and Blue Star was furnished by Equistar Consolidated Holdings, LLC ("Equistar"). Equistar is owned by certain shareholders who own approximately 95% of the outstanding shares of the Company.

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY ACTIVITY (continued)

At December 31, 2000 and 1999, the Company had advances from Equistar totaling $1,549,000 and $9,072,000 respectively. The advances accrue interest at 7% per annum and are due to be repaid on March 31, 2002.

Accrued interest on the advances totaled $70,000 and $629,000 at December 31, 2000 and 1999, respectively.

The diminution in advances and accrued interest payable to Equistar is a result of forgiveness of an amount of advances and accrued interest at the time of the August 15, 2000 reverse acquisition discussed in Note 1.

The Company funding agreement with Equistar expired on March 31, 2001. Subsequent to year end, the Company received written confirmation from Universal Equities Consolidated LLC, and Thorn Tree Resources, L.L.C.,major shareholders of the company through Equistar, of a commitment to provide the bridge funding necessary to support Company operations until the debt and equity financing currently being negotiated is finalized. Emex Corporation's ability to continue as a going concern is dependent upon the continued support of Equistar or obtaining an alternative source of financing. Subsequent to year end, Equistar, also extended the due date of the existing notes payable to March 31, 2002.

In November 2000 Equistar and The Cornerhouse Limited Partnership paid $45,000 in interest to the Company on $4,000,000, 45 day 9% notes issued in connection with the acquisition transaction described in Note 1. The note was paid in full on September 26, 2000.

The Company's corporate offices in New York City are occupied under a use and occupancy agreement with Equistar Consolidated Holdings, LLC, a company owned indirectly by the principals of Universal Equities Consolidated, LLC and Thorn Tree Resources, L.L.C., the Company's major stockholders. Under the terms of the agreement, payments of rent are made directly by the Company to the Landlord and no payments are made to Equistar.

The Company's secretary, Stuart G. Schwartz, is counsel to the Company. He received legal fees from the Company for the years ended December 31, 2000 and 1999 in the amount $58,000 and $17,500 respectively.

NOTE 4 - INDUSTRY SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Emex has three reportable industry segments: mineral resource exploration and mining, energy resource technology and

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INDUSTRY SEGMENTS (continued)

development and oil and gas producing activities. The segments are strategic business units which operate in separate industries. The segment data that follows was prepared on the same basis as Emex's consolidated financial statements. As discussed in Note 1, Emex Corp. was acquired in the third quarter of 2000. Accordingly, the segment disclosure presented includes oil and gas producing activities of the Company for the period from August 15, 2000 through December 31, 2000.

                                                                 2000                  1999                  1998
                                                             -----------           -----------           -----------
Operating Revenue:
     Oil and gas                                             $    61,000           $      --             $      --
     Energy resource technology & development                     14,000                  --                    --
                                                             -----------           -----------           -----------
                                                             $    75,000           $      --             $      --
                                                             ===========           ===========           ===========

Operating profit (loss):
     Oil and gas                                             $    23,000           $      --             $      --
     Energy resource technology & development                 (1,577,000)             (324,000)                 --
     Mineral resource exploration                             (3,149,000)           (4,491,000)           (2,823,000)
     Unallocated corporate expense                              (671,000)                 --                    --
                                                             -----------           -----------           -----------
                                                             $(5,374,000)          $(4,815,000)          $(2,823,000)
                                                             ===========           ===========           ===========

Total assets:
     Oil and gas                                             $   878,000           $      --             $      --
     Energy resource technology & development                    795,000               106,000                  --
     Mineral resource exploration                              1,423,000               894,000               579,000
     Corporate assets                                          2,592,000                  --                    --
                                                             -----------           -----------           -----------
                                                             $ 5,688,000           $ 1,000,000           $   579,000
                                                             ===========           ===========           ===========

Capital expenditures
     Oil and gas                                             $   896,000           $      --             $      --
     Energy resource technology & development                    673,000                84,000                  --
     Mineral resource exploration                                303,000               420,000               257,000
     Corporate assets                                             30,000                  --                    --
                                                             -----------           -----------           -----------
                                                             $ 1,902,000           $   504,000           $   257,000
                                                             ===========           ===========           ===========

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INDUSTRY SEGMENTS (continued)

Depreciation, depletion and amortization:
     Oil and gas                                             $    14,000           $      --             $      --
     Energy resource technology & development                     45,000                 4,000                  --
     Mineral resource exploration                                 41,000                34,000                10,000
     Corporate assets                                             15,000                  --                    --
                                                             -----------           -----------           -----------
                                                             $   115,000           $    38,000           $    10,000
                                                             ===========           ===========           ===========

Intereest Expense:
     Oil and gas                                             $     6,000           $      --             $      --
     Energy resource technology & development                       --                   7,000                  --
     Mineral resource exploration                                468,000               447,000               153,000
     Corporate assets                                               --                    --                    --
                                                             -----------           -----------           -----------
                                                             $   474,000           $   454,000           $   153,000
                                                             ===========           ===========           ===========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Doyon Agreement

On May 27, 1997, the Company entered into an Option Agreement (the "Agreement") with Doyon Limited ("Doyon") with respect to certain lands in Alaska. The Agreement provides the Company with the exclusive right to explore for minerals until January 1, 2002, to lease prospects identified thereon, and to develop and produce minerals pursuant to such leases. The optioned lands encompass approximately seven million acres comprised of 24 individually named blocks, plus additional rights to surrounding lands within areas of interest. The Agreement requires the Company to spend $9 million over the life of the Agreement, with minimum commitments per year and with specific minimum expenditures per block. Exploration expenditures in excess of the minimum amount may be carried forward and credited to expenditure requirements for future years with certain limitations. As of December 31, 2000, the Company had spent approximately $7.5 million of the $9 million required to be spent over the life of the agreement.

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

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

Each mining lease will provide for an annual payment to Doyon commencing upon the execution of the lease of a specified amount per acre leased, but not less than a specified annual minimum total, until a feasibility study is delivered to Doyon. If a feasibility study is not delivered to Doyon before the fifth anniversary of the execution of the lease, the annual per acre and minimum total amounts increase. The Company must also incur minimum expenditures until the feasibility study is delivered to Doyon. Starting on the date of submittal of a feasibility study, North Star is required to pay Doyon a yearly advance royalty, which is larger than the annual minimum total that was payable prior to feasibility, and which is recoupable out of 50% of future royalties. From commencement of commercial production the Company is required to pay Doyon the larger of a specified percentage royalty of net Smelter returns or a specified percentage of net profits, until payback, and the larger of an increased percentage royalty of net Smelter returns or an increased percentage of net profits, after payback. Doyon reserves the right to buy a fractional portion of the equity in a project after deliverance of a positive feasibility study.

The Company was not in technical compliance with several provisions of the Agreement as of December 31, 2000 and 1999. The Company received a waiver from Doyon regarding these variances through June 30, 2000. Correction of certain of those variances was accomplished prior to June 30, 2000, and negotiations are under way for a further waiver or modification of the remaining issues, pending which Doyon has refrained from giving any notice that would shorten or commence the running of any period for their correction. In addition, a payment if $300,000 that came due under the agreement on April 1, 2001 has not been made. No notice has been received from Doyon to start the running of the contractual cure period.

At December 31, 2000 the Company's required exploration expenditures commitment under the Agreement is $2,000,000 for 2001.

In accordance with the Agreement the Company made the annual lease maintenance payments of $31,500 for the period from September 1, 2000 to August 31, 2001.

Argonne National Laboratory Contract

Blue Star has entered into a contract with Argonne National Laboratory ("Argonne"). The Company is to receive $49,754 over a two-year period beginning February 1, 2000 and ending January 31, 2002. The objective of this contract is to augment the expertise of Argonne in providing technical support to the Department of Energy program managers for fuel cells in transportation technology development.

Environmental Compliance

The Company's management believes that it is in compliance with environmental laws and

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

regulations as currently enacted. The Company's management has filed all necessary permits to fulfill current environmental compliance requirements. However, the exact nature of environmental compliance, which the Company may be exposed to in the future, cannot be predicted. This is primarily due to the increasing number, complexity and changing character of environmental requirements that may be enacted by federal and state authorities. Provisions for reclamation will be made when mining begins.

Capital Lease

The Company is the lessee of analysis equipment under a capital lease expiring in the year 2003. The asset and liability under capital lease is recorded at the fair value of the asset. The asset is depreciated over the estimated productive life. Depreciation of the asset under capital lease is included in depreciation expense for 2000.

Operating Leases

The Company has certain operating leases for office space and laboratory facilities expiring in various years through 2007.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2000 for each of the next 5 years and in aggregate are:

                 Year ended December 31,
                 2001                               $  579,000
                 2002                                  584,000
                 2003                                  588,000
                 2004                                  568,000
                 2005                                  456,000
                 Subsequent to 2005                    496,000
                                                    ----------

Total minimum future rental payments                $3,271,000
                                                    ==========

Bridge Financing

The Company funding agreement with Equistar expired on March 31, 2001. Subsequent to year end, the Company received written confirmation from Universal Equities Consolidated LLC, and Thorn Tree Resources, L.L.C. majors shareholders of The Company through Equistar of a commitment to provide the necessary bridge funding necessary to support Company operations until the debt and equity financing currently being negotiated is finalized. Emex Corporation's ability to continue as a going concern is dependent upon the continued support of Equistar or obtaining an alternative source of financing. Subsequent to year end, Equistar, also extended the due date of the existing notes payable to March 31, 2002.

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTE RECEIVABLE

The note receivable on December 31, 2000, consisted of $34,000 due from the sale of printing equipment, building and other assets in 1995, part of which is shown in current assets. The note receivable is secured by the above noted assets and has an interest rate of 9%.

                     Maturities on this note are as follow:

                2001                                  $  5,000
                2002                                     6,000
                2003                                     6,000
                2004                                     7,000
                2005                                     5,000
                                                      --------

                                                      $ 29,000
                                                      ========

NOTE 7 - OTHER ASSETS

An agreement granting International Bravo Resource Corp. ("Bravo") an option to acquire a 51 percent interest in certain properties held by Zeus was terminated on August 31, 2000. Under the provisions of the agreement, Bravo owes Zeus $53,332 for reimbursement of certain expenses, and is still obligated to transfer to Zeus 150,000 shares of Bravo stock, which is traded on the Canadian Venture Exchange. This is included in other assets. Zeus offered to accept payment of the $53,332 in stock, in lieu of cash, and Bravo indicated willingness to make payment in that form at a deemed price of $0.16 per share. The transaction was concluded on that basis after year end.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 1999 consist of the following:

                                                     2000             1999
                                                     ----             ----

          Unproved oil and gas properties         $   13,000       $     --
          Proved oil and gas properties              880,000             --
          Mining lease rights                        950,000          650,000
          Equipment, furniture and fixtures        1,038,000          334,000
                                                  ----------       ----------
                                                   2,881,000          984,000
          Less: accumulated depreciation
             and depletion                           143,000           48,000
                                                  ----------       ----------
                                                  $2,738,000       $  936,000
                                                  ==========       ==========

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SHORT TERM BORROWINGS

Short term borrowings at December 31, 2000 follows:

                                                                                Maximum          Average        Weighted
                                                              Weighted           Amount          Amount          Average
                                                               Average        outstanding      Outstanding        Rate
                                                               Rate at         During the      During the        During
                                              Balance        Period-end          Period          Period        The Period
                                              -------        ----------          ------          ------        ----------
Revolving line of credit $155,000;
American National Bank, interest at
Citibank Prime plus .75%(10.25% at
December 31, 2000) requires
quarterly payments of accrued
interest, maturing September 16,
2001, collateralized by certain oil
and gas properties and $100,000 in
the money market fund                        $ 152,000         10.25%          $ 153,000        $ 152,000        10.25%
                                             =========                         =========        =========

NOTE 10 - NOTES PAYABLE-related party

The balance sheet at December 31, 1999 reflects notes payable by the Company's subsidiary, North Star, to Equistar Consolidated Holdings LLC ("Equistar") in the amount of $9,700,000. These notes were assigned to Emex Corporation in the August 15, 2000 acquisition transaction discussed in Note 1.

At December 31, 2000, the Company had notes due to Equistar totaling $1,608,000(including $70,000 of accrued interest). The notes are due to be repaid on March 31, 2002 together with interest accruing at the rate of 7% per annum. Also see Note 3 regarding Equistar's commitment for necessary bridge financing.

Equistar is owned by the Company's controlling shareholders.

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CAPITAL LEASE OBLIGATION

Minimum future lease payments under the Linc Quantum Analytics, Inc capital lease as of December 31, 2000 are as follows:

        2001                                                 $  28,000
        2002                                                    30,000
        2003                                                    34,000
                                                             ---------
        Total minimum lease payments                            92,000
        Less: Amount representing interest                      19,000
                                                             ---------
        Present value of net minimum lease payment              73,000
        Less: Current Maturities                                18,000
                                                             ---------
                                                             $  55,000
                                                             =========

The terms of the lease include monthly installments of $2,550 with a final payment of $7,515 at the conclusion of the lease. The lease has an annual imputed interest rate of 15.15%.

NOTE 12 - EMPLOYEE BENEFIT PLAN

Two of the company subsidiaries provide for a 401K plan to their employees. Employer contribution for the years ended December 31, 2000, 1999, and 1998 were $5,000, $10,000 and $2,000 respectively.

NOTE 13 - MAJOR CUSTOMERS

For the year ended December 31, 2000 two customers accounted for approximately 49% and 27% of the Company's net oil & gas sales. The Company does not have long-term contracts with these customers. Also, Argonne National Laboratories Contract discussed in Note 5 accounted for 100% of the consulting revenue.

Note 13 - Deferred Taxes

The components of deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows :

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Deferred Taxes (continued)

                                                              2000             1999
                                                          -----------      -----------
Deferred tax assets:
       Net operating loss carryforwards                   $ 7,384,000      $ 3,005,000
       Tax basis over book basis - exploration
          costs                                               852,000          359,000
                                                          -----------      -----------

       Total deferred tax assets                            8,236,000        3,364,000

Deferred tax liabilities:
       Book basis over tax basis - depreciation                 7,000           27,000
       Book basis over tax basis - oil and gas
          properties                                             --             36,000
                                                          -----------      -----------

       Total deferred tax liabilities                           7,000           63,000
                                                          -----------      -----------

       Net deferred tax assets                              8,229,000        3,301,000

       Asset valuation allowance                           (8,229,000)      (3,301,000)
                                                          -----------      -----------

       Net deferred tax asset                             $      --        $      --
                                                          ===========      ===========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2000 and 1999, a valuation allowance for the full amount of the net deferred tax assets was recorded because of the history of losses and uncertainties as to the amount of taxable income that would be generated in future years. Goodwill recorded in the acquisition is being amortized over the straightline method over 10 years. In accordance with SFAS No. 109, the recognition in 2000 of the tax benefits of the acquired deductible temporary differences and carryforwards served to reduce goodwill to zero. When realized, the benefit of additional deferred tax benefits resulting from net operating losses acquired of approximately $2,500,000 will be recorded against additional paid in capital.

In accordance with the provisions of Internal Revenue Code Section 382, utilization of the previous Hawks Industries' net operating loss carryforward, applicable to oil and gas operations is estimated to be limited to approximately $79,000 per year. The Company also has net operating loss carryforwards available from subsidiary operations. The net operation loss carryforward expires in varying amounts from 2001 through 2020. Because of the Section 382 limitation, the portion of the Company's total net operating loss carryforward which may be utilized through expiration is estimated to be approximately $14,000,000.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16 (a)
        of the Exchange Act.

     Walter W. Tyler, President and Chief Executive Officer of the Company , received a professional degree as a geological engineer from the Colorado School of Mines in 1957 and has over 40 years of experience as an exploration manager and geologist, including conducting and supervising exploration, feasibility, economic and production studies of mineral properties in the lower forty-eight states, Alaska, Canada, Mexico and a number of South American and African countries. In addition to performing technical duties, his responsibilities have included administration of technical personnel and coordination of staff and contractors. During approximately the last year, since June 2000, his principal occupation has been to serve the Company and its predecessors, serving first as president of North Star starting in June of 2000, and then, starting October 1, 2000, also as President and Chief Executive Officer of the Company. During the preceding four years his principal occupation was to serve as a consultant and advisor in the mining industry, including serving as a director of Etruscan Ventures, Ltd. a company whose shares are listed on the Toronto Stock Exchange, as a director of Magma Consolidated Ventures Ltd., a company whose shares are listed on the Canadian Venture Exchange, and as a senior advisor to three private international exploration companies having millions of dollars in assets.

     Nicholas E. Vanderborgh, who holds a Ph. D degree in chemistry, is the President of Blue Star, and has held that position for the past approximately eighteen months. Prior to that time his principal occupation for over 24 years was to be employed as a scientist by the United States Government at its laboratory facilities in Los Alamos, New Mexico. where he rose to the position of chief of the team of scientists in charge of the development of fuel cell technology. He also served as President and Chief Executive Officer of the Company for a short time prior to Walter W. Tyler's accession to that position.

     Milton E. Stanson has been Vice President, Treasurer and a Director of the Company since August 2000. His principal occupation during the preceding five years was to act as an investor in and founder of several companies that were engaged in the development of natural resources, including North Star, of which he has served as Vice President, Treasurer and a Director since its inception in 1997. He is a principal of Universal Equities Consolidated, LLC, which holds more than 45 percent of the outstanding shares of the Company. Earlier in his career he was engaged in the securities business and served as a Senior Vice President and Investment Account Executive at Gruntal & Company in New York for eight years. During that time he handled several special projects for the Federal Deposit Insurance Corporation. His activities also included being a lecturer in advanced courses on the American economic system that were offered by the Manhattan Institute of Management, the New York division of L'Ecole Superieure de Gestion of Paris, France. He has also served as a consultant to the United Nations on environmental matters. He is a graduate of Rollins College, where he majored in accounting.

     Stuart G. Schwartz has served as Secretary of and legal counsel to the Company since August 2000 and has served in those same positions at North Star since its inception in May 1997. He has been engaged in the practice of law in New York for more than forty years and early in his career served as an Assistant District Attorney of New York County. He received his law degree from the Law School of Columbia University, where he was articles editor of the law review.

     James H. Feldhake, a Director of the Company and Chairman of its Audit Committee, has been principally occupied for more than the past five years in practicing as a Certified Public Accountant in Denver, Colorado, as the head of Feldhake & Associates, P.C., an accounting firm of which he is the sole owner and which has a professional staff of four persons. Prior to that time he practiced as one of three partners in another firm in the Denver area, and earlier in his career was a partner at Fox & Company, a national accounting firm. He has been responsible for audits ranging from single location small audits to large multi-location engagements. His industry experience includes extractive industries, resort operations, real estate, construction, restaurant, retail and not-for-profit organizations. He received his Bachelor of Science degree in accounting from Regis College.

     Frank J. Hagan, Jr., a Director of the Company and a member of its Audit Committee, is principally engaged in serving as the head of Perfectly Frank Productions, Inc., a corporation engaged in the business of producing and financially packaging international and domestic television. In the course of his career, which spans more than twenty years, he has achieved a reputation for skill at controlling costs and not permitting projects to go over budget. Among others, he has worked with or developed and budgeted productions for VH-1, Multimedia, Buena Vista, Tribune Entertainment and a number of international companies in Malaysia, Germany and France.

     Dr. Noel J. Brown, a Director of the Company and a member of its Audit Committee, is President of the Friends of the United Nations, a non-governmental organization dedicated to advancing the cause of the United Nations by mobilizing public support on its behalf and directing public attention to its major programs and achievements. Earlier, he served as Regional Director, United Nations Environment Programme North America (UNEP), New York City. He has served the United Nations in various capacities over a period of more than thirty years, including serving as a representative at a number of major international conferences on environment and development issues and as a founding member of various organizations in that field, including the Aspen Global Change Institute, the International Council for Local Environmental Initiatives, the Rene Dubos Center for Human Environment, of which he is chairman. He received his Ph.D. degree in International Law and Relations from Yale University.

     David H. Peipers, a Director of the Company, has been principally occupied for the past five years investing, directly and through other entities in various enterprises. Among other activities, he was a co-founder and, until its sale to Liz Claiborne Inc. in 1999, chairman of Segrets, Inc., a women's sportsweat company selling primarily under the Sigrid Olsen label. He is the sole manager of Thorn Tree Resources, L.L.C., which owns over 45% of the outstanding shares of the Company. He was a founder, and has been a director of North Star and Blue Star since their respective inceptions. He graduated from Harvard College and received his law degree from Harvard Law School, where he presently serves on the University Committee on the Environment

     Vincent P. Iannazzo, a Director of the Company and chairman of its Executive Committee, has been principally engaged over the past five years in acting as a founder and creator of, and investing in, companies the business of which is to explore and develop natural resources in an environmentally friendly way. He has made a proposal, which has been accepted, to Oxford University for the establishment of a center for sustainable development. He was a founder of Blue Star and North Star and had a primary role in enabling North Star to obtain the agreement of May 1997 with Doyon. Together with Milton E. Stanson he is a principal of Universal Equities, LLC. which owns more than 45 percent of the outstanding shares of the company. Earlier in his career he was active in several facets of the real estate business. He received his bachelor's degree from Pace University in New York and attended Western State College of Law in California.

     Reports on Form 3 and 5 were filed after their due dates by officers, directors and persons owning more than 10% of the company's outstanding shares, as follows: Walter W. Tyler, Stuart G. Schwartz Frank J. Hagan, Jr., James H. Feldhake and Nicholas E. Vanderborgh, reported that they did not own any shares of the Company; Milton E. Stanson, Vincent P. Iannazzo, David H.
Peipers, Universal Equities Consolidated, LLC and Thorn Tree Resources L.L.C. reported share ownership that (except for 2,200 shares reported by Mr. Iannazzo) was the same as had been disclosed in previous filings; and Noel J. Brown, who reported ownership of 1,362 shares.

Item 10. Executive Compensation.

     The following table sets forth the compensation of all individuals serving as the Company's Chief Executive Officer ("CEO") during the fiscal year, each of the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the fiscal year, and up to two additional individuals for whom such disclosure would have been required but for the fact that the individual was not serving as an executive at the end of the fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
                                                  -------------------

                                                                  Other Annual
Name and Principal Position      Year         Salary      Bonus   Compensation
---------------------------      ----         ------      -----   ------------

Walter W. Tyler                  1998        $   --      $   --     $   --
President & CEO                  1999        $   --      $   --     $   --
10/1/00 to present               2000        $ 26,000    $   --     $ 45,000

Nicholas E. Vanderborgh          1998        $   --      $   --     $   --
President & CEO                  1999        $100,000    $   --     $   --
8/15/00 to 10/1/00               2000        $148,000    $   --     $   --

Harry B. Noyes                   1998        $120,000    $   --     $   --
Officer of subsidiary            1999        $120,000    $   --     $   --
                                 2000        $ 57,000    $   --     $   --


Item 11. Security Ownership of Certain Beneficial
         Owners and Management.

     The following table shows the beneficial ownership of the shares of the Company as of the close of business on December 31, 2000 of each person known to the Company to be the beneficial owner of more than 10 percent of any class of the Company's voting securities:

                     Name                               Amount
                     and Address                        and Nature of
Title of             of Beneficial                      Beneficial             Percent
Class                Owner                              Ownership              of Class
--------             -------------                      -------------          --------
Common        Universal Equities Consolidated, LLC      11,110,938 sh.         47.63 %
Stock         115 East 57th St., N.Y., N.Y. 10022       See Note 1

Common        Thorn Tree Resources, L.L.C.              11,110,938 sh.
Stock         888 7th Ave., N.Y., N.Y. 10606            See Note 2.            47.63 %

     The following table shows the beneficial ownership of shares of each class of equity securities of the Company by directors, by executive officers, and by directors and executive officers as a group as of March 31, 2001:


                                                 Amount
              Name of                            and Nature of
Title of      of Beneficial                      Beneficial         Percent
Class         Owner                              Ownership          of Class
--------      -------------                      -------------      --------
Common        Noel J. Brown                      1,362 sh.          0.01 %
Stock         Director

Common        Vincent P. Iannazzo                See Note 1         See Note 1
Stock         Director

Common        Milton E. Stanson                  See Note 1         See Note 1
Stock         Vice Pres., Treas. & Dir.

Common        David H. Peipers                   6,477,121 sh.      27.77
Stock         Director                           See Note 2         See Note 2

Common        Rick J. Turturro                   64,430 sh.         0.21 %
Stock         Past Chief Financial Officer       See Note 3         See Note 3

Common        All directors and executive        17,659,301 sh.     75.70 %
Stock         officers as a group                See Note 3         See Note 3

----------

(1) Universal Equities Consolidated, LLC is 100 % owned by Stanson & Iannazzo, a New York partnership of which Milton E. Stanson and Vincent P. Iannazzo are the sole members. In addition, Mr. Stanson individually is the beneficial owner of 3,250 shares of the Company, constituting 0.01 % of the Company's outstanding shares, and Mr. Iannazzo individually is the sole member of The Buckingham Management Group, a Nevada limited liability company which holds 13,200 shares of the Company, constituting 0.06 % of the Company's outstanding shares, as to which he disclaims beneficial ownership.

(2) Thorn Tree Resources, L.L.C. is owned (a) 50% by David H. Peipers individually, (b) 30% by The Cornerhouse Limited Partnership, a Delaware limited partnership of which Mr. Peipers is the general partner and of which he beneficially owns 12.27%, and (c) 20% by The Winsome Limited Partnership, a Delaware limited partnership of which Mr. Peipers is the general partner and of which he beneficially owns 23.07%. The figure of 6,477,121 shares shown in the second table constitutes the total of the above direct and indirect beneficial interests of Mr. Peipers in Thorn Tree Resources, L.L.C.

(3) Includes 57,442 shares held by or in custody for members of Mr. Turturro's family, as to which he disclaims beneficial ownership.

     Walter W. Tyler, President and Chief Executive Officer of the Company, owns 5% of the outstanding shares of two of the Company's subsidiaries in its Lands Division, namely Platinum-Palladium Holdings, Inc. and Alaska Energy Fuels, Inc. Nicholas E. Vanderborgh, president of Blue Star (and past President of the Company) owns 5% of the outstanding shares of Blue Star.

Item 12. Certain Relationships and Related Transactions.

     The Company's corporate offices in New York City are occupied under a use and occupancy agreement with Equistar Consolidated Holdings, LLC, a company owned indirectly by the principals of Universal Equities Consolidated, LLC and Thorn Tree Resources, L.L.C., the Company's major stockholders. Under the terms of the agreement, payments of rent are made directly by the Company to the Landlord and no payments are made to Equistar.

     Several of the Company's subsidiaries that comprise the Company's Lands Division are indebted in the aggregate amount of $1,614,000 to Equistar Consolidated Holdings, LLC, which is controlled by the Company's major stockholders, Universal and Thorn Tree, primarily for funds which were advanced to or expended for such subsidiaries by Equistar before they became subsidiaries of the Company. Such indebtedness bears interest at the rate of 7 % per annum and will mature on March 31, 2002.

     The Company's secretary, Stuart G. Schwartz, is counsel to the Company. He received legal fees from the Company for the years ended December 31 ,2000 and 1999 of $58,000 and $17,500 respectively.

Item 13. Exhibits, List and Reports on Form 8-K.

     a) Financial data schedule, filed as an exhibit for EDGAR

     b) No reports on Form 8-K were filed during the last quarter of the period covered by the report

     c) Exhibits

     2. Agreement of June 10, 1999, as amended, relating to the reverse acquisition referred to in Description of Properties and Business, is incorporated by reference to Exhibits 1 and 3 to the Company's report on Form 8-K filed October 14, 1999 and to Item 1 of the Company's report on Form 8-K filed April 27, 2000 (the second of two reports on Form 8-K filed by the Company on that date).

     3(1) Articles of Incorporation

     10. Agreement between the Company and Doyon dated as of May 27, 1997 (is incorporated by reference. Previously filed with request for confidential treatment as per letter dated May 25, 2000 of which copy is submitted herewith)

     21.  List of subsidiaries

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   EMEX CORPORATION (formerly Hawks Industries, Inc.)

       By          /s/ Walter W. Tyler (President and Chief Executive Officer)
         -----------------------------------------------------------------------
      Date         April 13,2001
           ---------------------------------------------------------------------

       By          /s/ Milton E. Stanson (Treasurer and Chief Financial Officer)
         -----------------------------------------------------------------------
      Date         April 13,2001
           ---------------------------------------------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       By          /s/ Milton E. Stanson (Director)
         -----------------------------------------------------------------------
       Date        April 13, 2001
           ---------------------------------------------------------------------
       By          /s/ David H. Peipers (Director)
         -----------------------------------------------------------------------
       Date        April 13, 2001
           ---------------------------------------------------------------------
       By          /s/ Vincent P. Iannazzo (Director)
         -----------------------------------------------------------------------
       Date        April 13, 2001
           ---------------------------------------------------------------------
       By          /s/ Noel J. Brown (Director)
         -----------------------------------------------------------------------
       Date        April 13, 2001
           ---------------------------------------------------------------------