Form 10QSB
period 2001-03-31
HAWKS INDUSTRIES INC
filed 2001-05-14
CIK 15678

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
   (Mark One)
        x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly period ended                              Commission File
March 31, 2001                                          Number 0-5781

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------       OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                          to
                                ------------------------   ---------------------


               EMEX CORPORATION (formerly Hawks Industries, Inc.)
                ------------------------------------------------
                (Exact name of small business issuer as specified
                                 in its charter)

        NEVADA                                          83-0211955
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                        115 East 57th Street, Suite 1540
                               New York, NY 10022
                    (Address of principal executive offices)

                                 (212) 593-2500
                           (Issuer's telephone number)

                                 NOT APPLICABLE
        (Former name, former address, and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes X    No
    ---     ---

Common stock, 23,328,364 shares having a par value of $.01 per share were outstanding as of May 4, 2001.

Transitional Small Business Disclosure format (check one):

                        Yes     No X
                           ---    ---

                        EMEX CORPORATION AND SUBSIDIARIES

                                      Index


                                                                            Page
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000                                                 1

         Consolidated Statements of Operations and Comprehensive Income/
           (loss) for the three months ended March 31, 2001 and 2000         2

         Consolidated Statements of Cash Flows for the three months
           ended March 31, 2001 and 2000                                     3

         Notes to Consolidated Financial Statements                         4-8

      Item 2. Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                        9

PART II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders             10

      Item 6. Exhibits and Reports on Form 8-K                                10

      Signatures                                                              11

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                                                 March 31,           December 31,
                                                                                                    2001                 2000
                                                                                                    ----                 ----
                                                                                                (Unaudited)
                                        ASSETS
CURRENT ASSETS
     Cash                                                                                        $    698,000          $  2,279,000
     Accounts receivable                                                                               18,000                35,000
     Other current assets                                                                              93,000                80,000
                                                                                                 ------------          ------------
       Total current assets                                                                           809,000             2,394,000
                                                                                                 ------------          ------------

PROPERTY AND EQUIPMENT, net                                                                         3,084,000             2,738,000
                                                                                                 ------------          ------------

INVESTMENTS AND OTHER ASSETS
     Note receivable                                                                                   23,000                24,000
     Available for sale investment                                                                     36,000                 5,000
     Goodwill, net                                                                                    363,000               373,000
     Other assets                                                                                      93,000               154,000
                                                                                                 ------------          ------------
                                                                                                      515,000               556,000
                                                                                                 ------------          ------------
                                                                                                 $  4,408,000          $  5,688,000
                                                                                                 ============          ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                               $    152,000          $    152,000
     Capital lease obligation                                                                          20,000                18,000
     Accounts payable                                                                                 730,000               437,000
     Accrued liabilities                                                                              104,000               134,000
                                                                                                 ------------          ------------
       Total current liabilities                                                                    1,006,000               741,000
                                                                                                 ------------          ------------

LONG TERM DEBT
     Notes payable - related party                                                                  1,646,000             1,619,000
     Capital lease obligation                                                                          51,000                55,000
                                                                                                 ------------          ------------
                                                                                                    1,697,000             1,674,000
                                                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                                        --                    --

SHAREHOLDERS' EQUITY Capital stock:
     Preferred stock, $.01 par value, authorized 997,000
        shares: no shares issued                                                                         --                    --
     Common stock, $.01 par value, 50,000,000 shares authorized
         23,328,364 shares issued and outstanding                                                     233,000               233,000
     Capital in excess of par value of common stock                                                17,957,000            17,957,000
     Accumulated other comprehensive loss                                                             (39,000)              (11,000)
     Accumulated deficit                                                                          (16,446,000)          (14,906,000)
                                                                                                 ------------          ------------
                                                                                                    1,705,000             3,273,000
                                                                                                 ------------          ------------

                                                                                                 $  4,408,000          $  5,688,000
                                                                                                 ============          ============

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                                                    2001                      2000
                                                              ----------------          --------------
OPERATIONS

Operating revenue:
     Oil and gas sales                                          $     32,000               $       --
     Consulting fees                                                   5,000                      4,000
                                                                ------------               ------------
                                                                      37,000                      4,000
                                                                ------------               ------------
Operating expenses:
     Lease operating                                                  14,000                       --
     Exploration                                                     429,000                    295,000
     Research and development                                        337,000                    113,000
     Depreciation, depletion and amortization                         59,000                     17,000
     General and administrative                                      721,000                    459,000
                                                                ------------               ------------
                                                                   1,560,000                    884,000
                                                                ------------               ------------

Operating loss from continuing operations                         (1,523,000)                  (880,000)
Other income (expense):
     Interest income                                                  13,000                       --
     Interest expense                                                (30,000)                  (170,000)
                                                                ------------               ------------
Loss from continuing operations before taxes                      (1,540,000)                (1,050,000)

Provision for taxes:
     Current                                                            --                         --
                                                                ------------               ------------

Net loss                                                        $ (1,540,000)              $ (1,050,000)
                                                                ============               ============
Earnings per share:
Weighted average number of
     common shares outstanding                                    23,328,364                 22,171,875

Basic and diluted loss                                          $      (0.07)              $      (0.05)
                                                                ============               ============

COMPREHENSIVE INCOME/(LOSS)
Net loss                                                        $ (1,540,000)              $ (1,050,000)
Other comprehensive income/(loss):
     Unrealized gain/(loss) on
       available-for-sale securities                                 (24,000)                     6,000
     Change in cumulative transaction adjustment                      (4,000)                      --
                                                                ------------               ------------

Comprehensive loss                                              $ (1,568,000)              $ (1,044,000)
                                                                ============               ============

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (formerly Hawks Industries, Inc.)
               FOR THE THREE MONTHS ENDED MARCH,31,2001, AND 2000
                                   (unaudited)

                                                                                       2001                  2000
                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(1,540,000)           $(1,050,000)

       Add: depreciation, depletion and amortization                                    59,000                 17,000
            accrued interest                                                            27,000                170,000

       Changes in assets and liabilities:
             Accounts receivable                                                       (41,000)                (4,000)
             Other current assets                                                      (12,000)                (1,000)
             Other assets                                                               61,000                  1,000
             Accounts payable                                                          293,000               (100,000)
             Accrued liabilities                                                       (31,000)               (15,000)
                                                                                   -----------            -----------
           Cash used in operating activities                                        (1,184,000)              (982,000)
                                                                                   -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of fixed assets                                                    (395,000)              (138,000)
                                                                                   -----------            -----------
           Cash used in investing activities                                          (395,000)              (138,000)
                                                                                   -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Notes payable                                                                      --                1,097,000
       Capital lease payments                                                           (2,000)                  --
                                                                                   -----------            -----------
           Cash (used in) provided by financing activities                              (2,000)             1,097,000
                                                                                   -----------            -----------

NET (DECREASE) IN CASH                                                              (1,581,000)               (23,000)

CASH AT BEGINNING OF YEAR                                                            2,279,000                 47,000
                                                                                   -----------            -----------

CASH AT END OF PERIOD                                                              $   698,000            $    24,000
                                                                                   ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for:
           Interest                                                                $     2,000            $      --
           Income taxes                                                            $      --              $      --

       Schedule of Noncash Investing and Financing Transactions:

           Marketable securites received in payment of
                account receivable                                                 $    53,000            $      --

           Marketable securities received in payment for
                      option                                                       $     5,000            $      --

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

The accompanying financial statements are unaudited and have been presented by Emex Corporation and Subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10KSB pages F-1 to F-20. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

The Company was incorporated under the name of Burton-Hawks, Inc. on March 19, 1971, and through mid-1986 was solely engaged in the business of oil and gas exploration, development and production, and conducted its operations primarily in the Rocky Mountain region of the United States. Commencing in 1986, due to market conditions in the oil and gas industry, the Company commenced a program of diversification. In October 1988 the name of the Company was changed to Hawks Industries, Inc.

Since September 2000 the business of the Company has been carried on principally through two divisions, namely, the Company's Lands Division, which is engaged primarily, through subsidiaries, in exploration for and development of gold and other metal and mineral resources in Alaska, and the Company's Technologies Division, which is primarily engaged, through a subsidiary, in the development of environmentally friendly technologies related to the conversion of natural gas into liquid fuels, specialty chemicals and waxes and other products, with co-generation of electricity and production of potable water as additional results of the process. In addition, the Company continues to hold working interests in several oil and gas properties. In February 2001 the Company's name was changed to Emex Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Common Stock Issued and Outstanding and Loss Per Share

The Company uses the weighted average number of shares outstanding in calculating loss per share data. Refer to the Company's Annual Report on form 10KSB, Note 2 for the computation of weighted number of shares outstanding. There were no common stock equivalents for any of the periods presented.

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

Mining Activities

The Company is currently exploring for minerals and has yet to exercise any options to lease prospects. The Company has therefore not produced any revenues since inception and there can be no assurance that revenues will be generated during the remainder of fiscal 2001.

The Company's operations will be significantly affected by the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors that are beyond the Company's control. A further sustained period of low gold prices could have a material adverse effect on the Company's financial position, results of operations and its ability to raise additional financing.

Energy Technology

The Company is currently researching to develop new approaches for natural gas utilization and has yet to generate any revenues from this research since inception. There can be no assurance that revenues will be generated during the remainder of fiscal 2001.

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

Investment in Money Market Mutual Fund

As of March 31, 2001 the Company held investments in a money market mutual fund totaling $276,000. This investment is not FDIC insured and there is no assurance that these funds will maintain a steady $1.00 share price in the future.

NOTE 3 - RELATED PARTY ACTIVITY

At March 31 2001 and December 31, 2000, the Company had advances from Equistar totaling $1,548,000 and $1,549,000 respectively. The advances accrue interest at 7% per annum and are due to be repaid on July 31, 2002.

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY ACTIVITY (continued)

Accrued interest on the advances totaled $97,000 and $70,000 at March 31 2001 and December 31, 2000, respectively. Interest expense on advances were $27,000 and $170,000 for the three months ended March 31, 2001 and 2000 respectively.

The Company's funding agreement with Equistar expired on March 31, 2001. Subsequent to March 31, 2001, the Company received written confirmation from Universal Equities Consolidated LLC, and Thorn Tree Resources, L.L.C.,major shareholders of the company through Equistar, of a commitment to provide the bridge funding necessary to support Company operations until the debt and equity financing currently being negotiated is finalized. Emex Corporation's ability to continue as a going concern is dependent upon the continued support of Equistar or obtaining an alternative source of financing. Subsequent to March 31, 2001, Equistar also extended the due date of the existing notes payable to July 31, 2002.

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

The Company's secretary, Stuart G. Schwartz, is counsel to the Company. He received legal fees from the Company for the three months ended March 31, 2001 and 2000 in the amount $27,000 and $10,500 respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Doyon Agreement

On May 27, 1997, the Company entered into an Option Agreement (the "Agreement") with Doyon Limited ("Doyon") with respect to certain lands in Alaska. The Agreement provides the Company with the exclusive right to explore for minerals until January 1, 2002, to lease prospects identified thereon, and to develop and produce minerals pursuant to such leases. The optioned lands encompass approximately seven million acres comprised of 24 individually named blocks, plus additional rights to surrounding lands within areas of interest. The Agreement requires the Company to spend $9 million over the life of the Agreement, with minimum commitments per year and with specific minimum expenditures per block. Exploration expenditures in excess of the minimum amount may be carried forward and credited to expenditure requirements for future years with certain limitations. As of March 31, 2001, the Company had spent approximately $7.9 million of the $9 million required to be spent over the life of the agreement.

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

At any time during the agreement term, the Company may, if it has conducted a specified minimum amount of drilling, made a specified minimum amount of exploration expenditures and received a positive pre-feasibility study with respect to a particular mineral area, exercise its option to lease that area for mineral development for a specified initial term. If the Company achieves commercial production during the initial term, the lease will continue as long as there is commercial production. The Company may obtain leases on an unlimited number of areas currently owned by Doyon, and on areas from lands selected by Doyon pursuant to the Alaska Native Claims Settlement Act, but not yet conveyed to Doyon.

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

The Company was not in technical compliance with several provisions of the Agreement as of March 31, 2001 and December 31, 2000. The Company received a waiver from Doyon regarding these variances through June 30, 2000. Correction of certain of those variances was accomplished prior to June 30, 2000, and negotiations are under way for a further waiver or modification of the remaining issues, pending which Doyon has refrained from giving any notice that would shorten or commence the running of any period for their correction. In addition, a payment if $300,000 that came due under the agreement on April 1, 2001 has not been made. No notice has been received from Doyon to start the running of the contractual cure period.

At March 31, 2001 the Company's required exploration expenditures commitment under the Agreement is approximately $2,000,000 for the next twelve months.

Environmental Compliance

The Company's management believes that it is in compliance with environmental laws and regulations as currently enacted. The Company's management has filed all necessary permits

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

to fulfill current environmental compliance requirements. However, the exact nature of environmental compliance, which the Company may be exposed to in the future, cannot be predicted. This is primarily due to the increasing number, complexity and changing character of environmental requirements that may be enacted by federal and state authorities. Provisions for reclamation will be made when mining begins.

Bridge Financing

The Company funding agreement with Equistar expired on March 31, 2001. Subsequent to March 31, 2001, the Company received written confirmation from Universal Equities Consolidated LLC, and Thorn Tree Resources, L.L.C. major shareholders of The Company through Equistar of a commitment to provide the necessary bridge funding necessary to support Company operations until the debt and equity financing currently being negotiated is finalized. Emex Corporation's ability to continue as a going concern is dependent upon the continued support of Equistar or obtaining an alternative source of financing. Subsequent to March 31, 2001, Equistar, also extended the due date of the existing notes payable to July 31, 2002.

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this report on Form 10-QSB are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report on Form 10-QSB, including without limitation in conjunction with the forward-looking statements contained in this report on Form 10-QSB.

The principal changes in the Company's financial condition from the end of the preceding fiscal year to the date of its March 31, 2001 balance sheet, i.e. a reduction of $1,581,000 in its cash on hand and an increase of $265,000 in current liabilities, are primarily due to the Company's two principal divisions, namely, its Lands Division and its Technology Division, still being in, respectively, the exploration and development stages, as a result of which both of those divisions have yet to generate material revenues.

As compared with the corresponding quarter of the preceding fiscal year, the increase of $490,000 in losses from continuing operations was due primarily to increases of $134,000 in exploration expenses, $224,000 in research and development expense and $262,000 in general and administrative expense, which were partially offset by a decrease of $153,000 in net interest expense.

The Company intends to raise funds for continuing operations through a public offering of its common stock, for which purpose a registration statement is presently in preparation. The exact form of such offering has not yet been determined, and there can be no assurance that it will be successful. Among other things, the Company is considering a "rights offering" pursuant to which public shareholders, i.e. shareholders other than the two major shareholders, would be given the right to subscribe at a discount from the market price for additional shares in a specified proportion to shares already held.

To supply partial bridge funding pending the public offering, after the end of the fiscal period being reported on a loan of $200,000 was made to the Company by one of the major stockholders, and the major shareholders have stated that it is their intention to continue to furnish such bridge funding.

There has been no change in the Company's plans with respect to project financing for its Technologies Division referred to in Item 6 of its report on Form 10-KSB for the last fiscal year.

                           PART II: OTHER INFORMATION

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A change in the Company's name from Hawks Industries, Inc. to Emex Corporation was approved by the written consent of the holders of 22,221,876 shares of the Company's common stock, constituting a majority of all outstanding shares of the Company's common stock, on February 13, 2001.

                       Item 6. EXHIBITS AND REPORTS ON 8-K

No reports on form 8-K were filed during the fiscal period reported on.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          EMEX CORPORATION (formerly Hawks Industries, Inc.)
                                          (Registrant)



             By  /s/ Walter W. Tyler (President and Chief Executive Officer)
             ---------------------------------------------------------------
             Date   May 11, 2001
             ---------------------------------------------------------------


             By  /s/ Milton E. Stanson (Treasurer and Chief Financial Officer)
             ----------------------------------------------------------------
             Date   May 11, 2001
             ----------------------------------------------------------------