Form 10QSB
period 2001-06-30
EMEX CORP
filed 2001-08-14
CIK 15678

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
        x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly period ended                                       Commission File
June 30, 2001                                                    Number 0-5781

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------       OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                          to
                                ------------------------   ---------------------


               EMEX CORPORATION (formerly Hawks Industries, Inc.)
 .                (Exact name of small business issuer as specified
                                 in its charter)

             NEVADA                                             83-0211955
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                        115 East 57th Street, Suite 1540
                               New York, NY 10022
 .                    (Address of principal executive offices)

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
Yes   X     No
   --------    ------

Common stock, 24,498,327 shares having a par value of $.01 per share were outstanding as of August 9, 2001.

Transitional Small Business Disclosure format (check one):

                        Yes         No   X
                           ---------  -----------

                        EMEX CORPORATION AND SUBSIDIARIES

                                      Index

                                                                                                 Page
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 and
            December 31, 2000                                                                   1

          Consolidated Statements of Operations and Comprehensive Income/
            (Loss) for the six months and three months
            ended June 30, 2001 and 2000                                                        2

          Consolidated Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000                                                        3

          Notes to Consolidated Financial Statements                                           4-8

      Item 2. Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                                         9-10

PART II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders                               10

      Item 6. Exhibits and Reports on Form 8-K                                                  10

      Signatures                                                                                11

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                                June 30,           December 31,
                                                                                                  2001                2000
                                                                                              ------------        ------------
                                                                                                        (Unaudited)
                                     ASSETS
                                     ------

     CURRENT ASSETS
          Cash                                                                                $    214,000        $  2,279,000
          Accounts receivable                                                                       14,000              35,000
          Other current assets                                                                     133,000              80,000
                                                                                              ------------        ------------
            Total current assets                                                                   361,000           2,394,000
                                                                                              ------------        ------------

     PROPERTY AND EQUIPMENT, net                                                                 3,450,000           2,738,000
                                                                                              ------------        ------------

     INVESTMENTS AND OTHER ASSETS
          Note receivable                                                                           21,000              24,000
          Available for sale investment                                                             32,000               5,000
          Goodwill, net                                                                            354,000             373,000
          Other assets                                                                              74,000             154,000
                                                                                              ------------        ------------
                                                                                                   481,000             556,000
                                                                                              ------------        ------------
                                                                                              $  4,292,000        $  5,688,000
                                                                                              ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

     CURRENT LIABILITIES
          Notes payable                                                                       $    152,000        $    152,000
          Capital lease obligation                                                                  23,000              18,000
          Accounts payable                                                                       1,705,000             437,000
          Accrued liabilities                                                                      104,000             134,000
                                                                                              ------------        ------------
            Total current liabilities                                                            1,984,000             741,000
                                                                                              ------------        ------------

     LONG TERM DEBT
          Notes payable - related party                                                          2,964,000           1,619,000
          Capital lease obligation                                                                  43,000              55,000
                                                                                              ------------        ------------
                                                                                                 3,007,000           1,674,000
                                                                                              ------------        ------------

     COMMITMENTS AND CONTINGENCIES

     MINORITY INTEREST                                                                                --                  --

     SHAREHOLDERS' EQUITY Capital stock:
          Preferred stock, $.01 par value, authorized 997,000
             shares: no shares issued                                                                 --                  --
          Common stock, $.01 par value, 50,000,000 shares authorized
             24,498,327 shares issued and outstanding                                              245,000             245,000
          Capital in excess of par value of common stock                                        17,945,000          17,945,000
          Accumulated other comprehensive loss                                                     (43,000)            (11,000)
          Accumulated deficit                                                                  (18,846,000)        (14,906,000)
                                                                                              ------------        ------------
                                                                                                  (699,000)          3,273,000
                                                                                              ------------        ------------
                                                                                              $  4,292,000        $  5,688,000
                                                                                              ============        ============

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                     Three Months ended                    Six Months ended
                                                                           June 30,                            June 30,
                                                                     ------------------                    ----------------
                                                                  2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------
Operating revenue:
     Oil and gas sales                                        $     19,000       $       --         $     51,000       $       --
     Consulting fees                                                  --                8,000              5,000             12,000
                                                              ------------       ------------       ------------       ------------
                                                                    19,000              8,000             56,000             12,000
                                                              ------------       ------------       ------------       ------------

Operating expenses:
     Lease operating                                                 8,000               --               22,000               --
     Exploration                                                 1,238,000            370,000          1,667,000            666,000
     Research and development                                      282,000            118,000            619,000            231,000
     Depreciation, depletion and amortization                       67,000             20,000            126,000             37,000
     General and administrative                                    785,000            377,000          1,506,000            836,000
                                                              ------------       ------------       ------------       ------------
                                                                 2,380,000            885,000          3,940,000          1,770,000
                                                              ------------       ------------       ------------       ------------

Operating loss from continuing operations                       (2,361,000)          (877,000)        (3,884,000)        (1,758,000)
Other income (expense):
     Interest income                                                 2,000               --               15,000               --
     Interest expense                                              (41,000)          (192,000)           (71,000)          (361,000)
                                                              ------------       ------------       ------------       ------------
Loss from continuing operations before taxes                    (2,400,000)        (1,069,000)        (3,940,000)        (2,119,000)
                                                              ------------       ------------       ------------       ------------

Provision for taxes:
     Current                                                          --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------
Net loss                                                      $ (2,400,000)      $ (1,069,000)      $ (3,940,000)      $ (2,119,000)
                                                              ------------       ------------       ------------       ------------

Earnings per share:
Weighted average number of
     common shares outstanding                                  24,498,327         23,280,470         24,498,327         23,280,470

Basic and diluted loss                                        $      (0.10)      $      (0.05)      $      (0.16)      $      (0.09)
                                                              ------------       ------------       ------------       ------------

COMPREHENSIVE INCOME/(LOSS)
Net loss                                                      $ (2,400,000)      $ (1,069,000)      $ (3,940,000)      $ (2,119,000)
Other comprehensive income/(loss):
     Unrealized gain/(loss) on
        available-for-sale securities                               (7,000)            (3,000)           (31,000)             3,000
     Change in currency translation                                  3,000               --               (1,000)              --
                                                              ------------       ------------       ------------       ------------

Comprehensive (loss)                                          $ (3,404,000)      $ (1,072,000)      $ (3,972,000)      $ (2,116,000)
                                                              ------------       ------------       ------------       ------------

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (formerly Hawks Industries, Inc.)
                FOR THE SIX MONTHS ENDED JUNE 30, 2001, AND 2000
                                   (unaudited)

                                                                          2001           2000
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $(3,940,000)   $(2,119,000)

       Add: depreciation, depletion and amortization                   126,000         37,000
            accrued interest                                            60,000        361,000

       Changes in assets and liabilities:
             Accounts receivable                                       (37,000)        (5,000)
             Other current assets                                      (50,000)       (21,000)
             Other assets                                               80,000         (4,000)
             Accounts payable                                        1,268,000       (234,000)
             Accrued liabilities                                       (30,000)        (1,000)
                                                                   -----------    -----------
           Cash used in operating activities                        (2,523,000)    (1,986,000)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of fixed assets                                    (820,000)      (513,000)
                                                                   -----------    -----------
           Cash used in investing activities                          (820,000)      (513,000)
                                                                   -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Notes payable                                                 1,285,000      2,547,000
       Capital lease payments                                           (7,000)          --
                                                                   -----------    -----------
           Cash provided by financing activities                     1,278,000      2,547,000
                                                                   -----------    -----------


NET (DECREASE) INCREASE IN CASH                                     (2,065,000)        48,000

CASH AT BEGINNING OF YEAR                                            2,279,000         47,000
                                                                   -----------    -----------

CASH AT END OF PERIOD                                              $   214,000    $    95,000
                                                                   ===========    ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for:
           Interest                                                $    11,000    $      --
           Income taxes                                            $      --      $      --

       Schedule of Noncash Investing and Financing Transactions:

           Marketable securites received in payment of
                account receivable                                 $    53,000    $      --

           Marketable securities received in payment for
                      option                                       $     5,000    $      --


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Common Stock Issued and Outstanding and Loss Per Share

The Company uses the weighted average number of shares outstanding in calculating loss per share data. Refer to the Company's Annual Report on form 10KSB, Note 2 for the computation of weighted number of shares outstanding. There were no common stock equivalents for any of the periods presented. Stockholders' Equity as of December 31, 2000 and Earnings per share for the periods presented have been restated to give effect of the 1,169,963 stock dividend effective May 18, 2001.

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

Mining Activities

The Company is currently exploring for minerals and has yet to exercise any options to lease prospects. The Company has therefore not produced any revenues since inception and there can be no assurance that revenues will be generated during the next twelve months.

The Company's operations will be significantly affected by the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors that are beyond the Company's control. A further sustained period of low gold prices could have a material adverse effect on the Company's financial position, results of operations and its ability to raise additional financing.

Energy Technology

The Company is currently researching to develop new approaches for natural gas utilization and has yet to generate any revenues from this research since inception. There can be no assurance that revenues will be generated during the next twelve months.

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

NOTE 3 - RELATED PARTY ACTIVITY

At June 30 2001 and December 31, 2000, the Company had advances from Equistar totaling $1,548,000 and $1,549,000 respectively. The advances accrue interest at 7% per annum and are due to be repaid on July 31, 2002.

Accrued interest on the advances totaled $124,000 and $70,000 at June 30 2001 and December 31, 2000, respectively. Interest expense on advances were $54,000 and $361,000 for the six months ended June 30, 2001 and 2000 respectively.

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY ACTIVITY (continued)

The Company's funding agreement with Equistar expired on March 31, 2001. Subsequent thereto, the Company received written confirmation from Universal Equities Consolidated LLC, and Thorn Tree Resources, L.L.C.,major shareholders of the company, that they were prepared to furnish the necessary bridge funding referred to in the management discussion and analysis and plan of operation in the Company's Form 10-KSB for the year ended December 2000. Emex Corporation's ability to continue as a going concern is dependent upon continued support of the kind or obtaining an alternative source of financing. As part of the bridge financing, during the quarter ended June 30, 2001, the Company received loan proceeds in the amount of $1,085,000 from Thorn Tree Resources and $200,000 from Universal Equities. These loans accrue interest at 7% per annum and are due to be repaid on July 31, 2002. Prior to maturity, these loans can be converted at the lender's election, into shares of common stock, at the rate of one share of common stock for each ten dollars of the loan principal.

Accrued interest and interest expense as of June 30, 2001 for these loans totaled $5,000 to Thorn Tree Resources, L.L.C. and $2,000 to Universal Equities Consolidates, LLC.

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

The Company's secretary, Stuart G. Schwartz, is counsel to the Company. He received legal fees from the Company for the six months ended June 30, 2001 and 2000 in the amount $47,000 and $33,000 respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Doyon Agreement

On May 27, 1997, the Company entered into an Option Agreement (the "Agreement") with Doyon Limited ("Doyon") with respect to certain lands in Alaska. The Agreement provides the Company with the exclusive right to explore for minerals until January 1, 2002, to lease prospects identified thereon, and to develop and produce minerals pursuant to such leases. The optioned lands encompass approximately seven million acres comprised of 24 individually named blocks, plus additional rights to surrounding lands within areas of interest. The Agreement requires the Company to spend $9 million over the life of the Agreement, with minimum commitments per year and with specific minimum expenditures per block. Exploration expenditures in excess of the minimum amount may be carried forward and credited to expenditure requirements for future years with certain limitations. As of June 30, 2001, the Company had spent over $8 million of the $9 million required to be spent over the life of the agreement.

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

During the period reported on, the Company has paid $300,000 to Doyon, Limited ("Doyon") for the option payment referred to in the Company's report on Form 10-QSB for the quarter ended March 31, 2001, and the Company has continued its negotiations with Doyon with a view to modify the option agreement to eliminate certain technical non-compliances by the Company and so as to extend the agreement's term for an additional three years beyond its present expiration date, which is January 31, 2002. Subsequent to the end of the period reported on, additional communications have been received from Doyon which mention the necessity of making certain payments for exploration activities and incurring required exploration expenditures as a condition of continuation of North Star's rights.

At June 30, 2001 the Company's required exploration expenditures commitment under the Agreement is approximately $1,000,000 through January 31, 2002.

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

Legal Actions

Three class actions have been instituted against the Company in the United States District Court for the Southern District of New York by stockholders who allegedly purchased shares during a portion of the period reported on and who claim they were induced to do so by a press release issued by the Company concerning the project financing for the Blue Star natural gas conversion plant. The amount of damages sought is not set forth in any of the complaints. The factual basis for each of the actions is a claim that the press release in question over- stated the role of a company known as Credit Suisse First Boston Corporation in the matter and was therefore false and misleading. The Company believes that the claim is without merit and intends to resist it vigorously.

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

Bridge Financing

The Company funding agreement with Equistar expired on March 31, 2001. Subsequent thereto, the Company received written confirmation from Universal Equities Consolidated LLC, and Thorn Tree Resources, L.L.C. major shareholders of the Company, that they were prepared to furnish the necessary bridge funding referred to in the management discussion and analysis and plan of operation in the Company's Form 10-KSB for the year ended December 31, 2000. Emex Corporation's ability to continue as a going concern is dependent upon continued support of that kind or obtaining an alternative source of financing.

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

The principal changes in the Company's financial condition from the end of the preceding fiscal year to the date of its June 30,2001 balance sheet, i.e. a reduction of $2,065,000 in its cash on hand and an increase of $1,243,000 in current liabilities, are primarily due to the Company's two principal divisions, namely, its Lands Division and its Technology Division, still being in, respectively, the exploration and development stages, as a result or which both of those divisions have yet to generate material revenues.

As compared with the corresponding fiscal year-to-date period of the preceding fiscal year, the $1,821,000 increase in losses from continuing operations for the six months period ended June 30, 2001 was due primarily to increases of $1,001,000 in exploration expensed, $388,000 in research and development expense, $670,000 in general and administrative expense and $89,000 in depreciation, depletion and amortization, which were partially offset by a decrease of $305,000 in net interest expense. As compared with the corresponding quarter of the preceding fiscal year, the $1,495,000 increase in losses from continuing operations for the three months period ended June 30, 2001 was due primarily to increases of $868,000 in exploration expense, $164,000 in research and development expense $408,000 in general and administrative expense and $47,000 in depreciation, depletion and amortization, which were partially offset by a decrease of $153,000 in net interest expense.

In order to obtain funds for operations, the Company borrowed funds from its two major shareholders, Thorn Tree Resources, L.L.C. and Universal Consolidated Equities, LLC. amounting to approximately $1,285,000 during the period reported on. Thorn Tree has continued to lend the Company funds for operations since the end of the period reported on and, during July and August 2001, has advanced more than $1,390,000 in addition to the amounts referred to above.

During the period reported on, the Company paid $300,000 to Doyon, Limited ("Doyon") for the option payment referred to in the Company's reports on Form 10KSB for the year ended December 31, 2000 and on Form 10-QSB for the quarter ended March 31, 2001. Subsequent to the

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


end of the period reported on, Doyon has called upon the Company to make payments for certain exploration activities and to incur additional exploration expenditures required by the agreement between the Company and Doyon in order to avoid termination for default. The Company will need additional loans in order to be able to comply with those requests and preserve its rights under the agreement.

For purposes of more permanent financing for operations, the Company is actively engaged in negotiations for a private placement of capital stock which it is hoped will be completed this year. In addition, the public rights offering referred to in the Company's previous report on Form 10-QSB is believed to be a potential source of additional capital if and when market and price conditions improve. The Company's agreement with a financial institution to provide project financing for the Blue Star natural gas conversion plant is still in place and, as previously stated, is expected to proceed when a marketing structure and marketing arrangements are completed. Progress has been made in that regard, although not as rapidly as was anticipated, and the Company now believes that matters will be sufficiently advanced to enable the proposed syndication of the project financing to move forward in the autumn. There can be no assurance that such private placement, reports offering or project financing will be consummated.

                           PART II: OTHER INFORMATION

               ITEM 1. LEGAL PROCEEDINGS.

Three purported class actions have been instituted against the Company in the United States District Court for the Southern District of New York by stockholders who allegedly purchased shares during a portion of the period reported on and who claim they were induced to do so by a press release issued by the Company concerning the project financing for the Blue Star natural gas conversion plant The lawsuits are captioned as follows: Masters v Emex Corporation, et al., Civil Action No. 01-CV-4886, Carlin v Emex Corporation, et al., Civil Action No. 01-CV-5060, and Martin v. Emex Corporation, et al., Civil Action No. 01-CV-6255. The amount of damages sought is not set forth in any of the complaints. The factual basis for each of the actions is claim that the press release in question over- stated the role of a company known as Credit Suisse First Boston Corporation in the matter and was therefore false and misleading. The Company believes that the claim is without merit and intends to resist it vigorously.

               ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A report on form 8-k was filed for the month of May 2001 in which the Company reported the making of $425,000 of the loans from Thorn Tree and Universal referred to above.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EMEX CORPORATION (formerly Hawks Industries, Inc.)
                                                      (Registrant)



              By     /s/ Walter W. Tyler (President and Chief Executive Officer)
              ------------------------------------------------------------------
              Date   August 14, 2001
              ------------------------------------------------------------------


              By   /s/ Milton E. Stanson (Treasurer and Chief Financial Officer)
              ------------------------------------------------------------------
              Date   August 14, 2001
              ------------------------------------------------------------------