Form 10QSB
period 2001-09-30
EMEX CORP
filed 2001-11-19
CIK 15678

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934


For Quarterly period ended                                  Commission File
September 30, 2001                                          Number 0-5781

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                       to
                                ----------------------   ---------------------


               EMEX CORPORATION (formerly Hawks Industries, Inc.)
                (Exact name of small business issuer as specified
                                 in its charter)

            NEVADA                                        83-0211955
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common stock, 24,498,327 shares having a par value of $.01 per share were outstanding as of November 8, 2001.

Transitional Small Business Disclosure format (check one):

                             Yes [ ]   No  [X]

                        EMEX CORPORATION AND SUBSIDIARIES

                                      Index


                                                                           Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Consolidated Balance Sheets as of September 30, 2001 and
               December 31, 2000                                              1

             Consolidated Statements of Operations and
               Comprehensive Income/ (Loss) for the nine months
               and three months ended September 30, 2001 and 2000             2

             Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2000                              3

             Notes to Consolidated Financial Statements                     4-9

         Item 2. Management's Discussion and Analysis of Financial
                     Conditions and Results of Operations                 10-11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           12

         Item 2. Changes in Securities and Use of Proceeds: Recent
                     Sales Of Unregistered Securities                     12-13

         Item 5. Other Information                                           13

         Item 6. Exhibits and Reports on Form 8-K                            14

         Signatures                                                          15

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                  September 30,       December 31,
                                                                      2001                2000
                                                                      ----                ----
                                                                   (Unaudited)
                              ASSETS
                              ------
CURRENT ASSETS
    Cash                                                           $     76,000      $  2,279,000
    Accounts receivable                                                  12,000            35,000
    Other current assets                                                164,000            80,000
                                                                   ------------      ------------
      Total current assets                                              252,000         2,394,000
                                                                   ------------      ------------

PROPERTY AND EQUIPMENT, net                                           3,567,000         2,738,000
                                                                   ------------      ------------

INVESTMENTS AND OTHER ASSETS
    Note receivable                                                      19,000            24,000
    Available for sale investment                                        10,000             5,000
    Goodwill, net                                                       344,000           373,000
    Other assets                                                         56,000           154,000
                                                                   ------------      ------------
                                                                        429,000           556,000
                                                                   ------------      ------------
                                                                   $  4,248,000      $  5,688,000
                                                                   ============      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
    Notes payable                                                  $    152,000           152,000
    Notes payable - related party                                     3,014,000                --
    Capital lease obligation                                             23,000            18,000
    Accounts payable                                                  1,347,000           437,000
    Accrued liabilities                                                 101,000           134,000
                                                                   ------------      ------------
      Total current liabilities                                       4,637,000           741,000
                                                                   ------------      ------------

LONG TERM DEBT
    Notes payable - related party                                     2,894,000         1,619,000
    Capital lease obligation                                             37,000            55,000
                                                                   ------------      ------------
                                                                      2,931,000         1,674,000
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                            --                --

SHAREHOLDERS' EQUITY Capital stock:
    Preferred stock, $.01 par value, authorized 997,000
       shares: no shares issued                                              --                --
    Common stock, $.01 par value, 50,000,000 shares authorized
       24,498,327 shares issued and outstanding                         245,000           245,000
    Capital in excess of par value of common stock                   17,945,000        17,945,000
    Accumulated other comprehensive loss                                (64,000)          (11,000)
    Accumulated deficit                                             (21,446,000)      (14,906,000)
                                                                   ------------      ------------
                                                                     (3,320,000)        3,273,000
                                                                   ------------      ------------
                                                                   $  4,248,000      $  5,688,000
                                                                   ============      ============

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                       Three Months ended                  Nine Months ended
                                                          September 30,                      September 30,
                                                 ------------------------------      ------------------------------
                                                     2001              2000              2001              2000
                                                 ------------      ------------      ------------      ------------
Operating revenue:
    Oil and gas sales                            $     17,000      $     15,000      $     68,000      $     15,000
    Consulting fees                                        --             3,000             5,000            15,000
                                                 ------------      ------------      ------------      ------------
                                                       17,000            18,000            73,000            30,000
                                                 ------------      ------------      ------------      ------------

Operating expenses:
    Lease operating                                    13,000                --            35,000                --
    Exploration                                     1,565,000           742,000         3,232,000         1,357,000
    Research and development                          288,000           143,000           907,000           384,000
    Depreciation, depletion and amortization           69,000            51,000           195,000            67,000
    General and administrative                        579,000           513,000         2,085,000         1,592,000
                                                 ------------      ------------      ------------      ------------
                                                    2,514,000         1,449,000         6,454,000         3,400,000
                                                 ------------      ------------      ------------      ------------

Operating loss from continuing operations          (2,497,000)       (1,431,000)       (6,381,000)       (3,370,000)
Other income (expense):
    Interest income                                        --            45,000            15,000            50,000
    Interest expense                                 (103,000)         (249,000)         (174,000)         (441,000)
                                                 ------------      ------------      ------------      ------------
Loss from continuing operations before taxes       (2,600,000)       (1,635,000)       (6,540,000)       (3,761,000)

Provision for taxes:
    Current                                                --                --                --                --
                                                 ------------      ------------      ------------      ------------

Net loss                                         $ (2,600,000)     $ (1,635,000)     $ (6,540,000)     $ (3,761,000)
                                                 ============      ============      ============      ============

Loss per share:
Weighted average number of
    common shares outstanding                      24,498,327        23,889,399        24,498,327        23,485,677

Basic and diluted loss                           $      (0.11)     $      (0.07)     $      (0.27)     $      (0.16)
                                                 ============      ============      ============      ============

COMPREHENSIVE INCOME/(LOSS)
Net loss                                         $ (2,600,000)     $ (1,635,000)     $ (6,540,000)     $ (3,761,000)
Other comprehensive income/(loss):
    Unrealized gain/(loss) on
       available-for-sale securities                  (18,000)            6,000           (49,000)            6,000
    Change in currency translation                     (3,000)               --            (4,000)               --
                                                 ------------      ------------      ------------      ------------

Comprehensive (loss)                             $ (2,621,000)     $ (1,629,000)     $ (6,593,000)     $ (3,755,000)
                                                 ============      ============      ============      ============

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (formerly Hawks Industries, Inc.)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, AND 2000
                                   (unaudited)

                                                                        2001              2000
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                               $(6,540,000)     $ (3,761,000)

      Add: depreciation, depletion and amortization                     195,000            67,000
           accrued interest                                             150,000           441,000

      Changes in assets and liabilities:
            Accounts receivable                                         (35,000)          (86,000)
            Other current assets                                        (79,000)         (150,000)
            Other assets                                                 98,000          (110,000)
            Accounts payable                                            910,000           289,000
            Accrued liabilities                                         (33,000)          204,000
                                                                    -----------      ------------
          Cash used in operating activities                          (5,334,000)       (3,106,000)
                                                                    -----------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of fixed assets                                      (695,000)         (199,000)
      Land investment                                                  (300,000)         (300,000)
                                                                    -----------      ------------
          Cash used in investing activities                            (995,000)         (499,000)
                                                                    -----------      ------------



CASH FLOWS FROM FINANCING ACTIVITIES:
      Notes payable                                                   4,139,000         3,289,000
      Sale of stock                                                          --         5,000,000
      Capital lease payments                                            (13,000)               --
                                                                    -----------      ------------
          Cash (used in) provided by financing activities             4,126,000         8,289,000
                                                                    -----------      ------------


NET (DECREASE) INCREASE IN CASH                                      (2,203,000)        4,684,000

CASH AT BEGINNING OF YEAR                                             2,279,000            47,000
                                                                    -----------      ------------

CASH AT END OF PERIOD                                               $    76,000         4,731,000
                                                                    ===========      ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
          Interest                                                  $    24,000      $         --
          Income taxes                                              $        --      $         --

      Schedule of Noncash Investing and Financing Transactions:

          Marketable securites received in payment of
               account receivable                                   $    53,000      $         --

          Marketable securities received in payment for
                   option                                           $     5,000      $         --

          Exchange of shares for notes                              $        --      $ 10,200,000

          Exchange of shares for stock of various subsidiaries      $        --      $      7,000

          Contribution to capital of shares of Blue Star            $        --      $    129,000

          Acquition of goodwill with shares                         $        --      $    387,000

          Acquisition of net assets with shares                     $        --      $    973,000

          Foregiveness of accrued interest due Equistar             $        --      $  1,490,000


                         See notes to consolidated financial statements

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

The accompanying financial statements are unaudited and have been presented by Emex Corporation and Subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10KSB pages F-1 to F-20. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Common Stock Issued and Outstanding and Loss Per Share

The Company uses the weighted average number of shares outstanding in calculating loss per share data. Refer to the Company's Annual Report on form 10-KSB, Note 2 for the computation of weighted number of shares outstanding. There were no common stock equivalents for any of the periods presented. Stockholders' Equity as of December 31, 2000 and Earnings per share for the periods presented have been restated to give effect to the 1,169,963 stock dividend effective May 18, 2001.

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

NOTE 3 - RELATED PARTY ACTIVITY

At September 30, 2001 and December 31, 2000, the Company had advances from Equistar Consolidated Holdings, LLC ("Equistar"), a Nevada limited liability company, the members of which are Thorn Tree Resources, LLC ("Thorn Tree") and Universal Equities, LLC ("Universal"), major shareholders of the company, totaling $1,548,000 and $1,549,000 respectively. The advances accrue interest at 7% per annum and are due to be repaid on July 31, 2002.

Accrued interest on the advances totaled $151,000 and $70,000 at September 30 2001 and December 31, 2000, respectively. Interest expense on advances were $81,000 and $43,000 for the nine months ended September 30, 2001 and 2000 respectively.

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY ACTIVITY (continued)

The Company's funding agreement with Equistar expired on March 31, 2001. Subsequent thereto, the Company received written confirmation from Universal, and Thorn Tree that they were prepared to furnish the necessary bridge funding referred to in the management discussion and analysis and plan of operation in the Company's report on Form 10-KSB for the year ended December 31, 2000. Thorn Tree has advised the Company that Thorn Tree believes it will have satisfied that obligation when it has made the advances pursuant to the Note described below. The Company's ability to continue as a going concern is dependent upon continued support of that kind or obtaining an alternative source of financing.

As part of the bridge financing, during the quarter ended June 30, 2001, the Company received loan proceeds in the amount of $1,085,000 from Thorn Tree Resources and $200,000 from Universal Equities. These loans accrue interest at 7% per annum and are due to be repaid on July 31 2002. Prior to maturity, these loans can be converted at the lender's election, into shares of common stock, at the rate of one share of common stock for each ten dollars of the loan principal.

Accrued interest and interest expense as of September 30, 2001 for these loans totaled $24,000 to Thorn Tree Resources, L.L.C. and $6,000 to Universal Equities Consolidates, LLC.

On October 17, 2001 the Company entered into a formal bridge financing arrangement with Thorn Tree. Pursuant to the terms and conditions contained in a Secured Grid Note ("Note"), Thorn Tree agreed to loan the Company up to an aggregate principal amount of six million dollars through December 31, 2001, of which $2,854,000 has been loaned as of September 30, 2001, with interest on the unpaid principal amount due at maturity at an annual rate of 3% over the prime rate of JP Morgan Chase & Co., compounded monthly.(Subsequent to that date, through November 13, 2001 Thorn Tree has loaned the Company an additional $1,419,000 under the Note.) The Note is secured by all the assets of the Company pursuant to a general security agreement (the "General Security Agreement"). All principal and interest under the Note is due on December 31, 2002. The outstanding balance under the Note may be prepaid by the Company at any time without penalty. The terms of the Note allow Thorn Tree to elect, in its sole discretion, to convert at any time some or all of the principal amount outstanding under the Note and any accrued interest thereon into shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at a price equal to $7 per share of Common Stock, subject to certain anti-dilution adjustments.

Accrued interest and interest expense as of September 30,2001 for these loans totaled $40,000.

The Company's corporate offices in New York City are occupied under a use and occupancy agreement with Equistar. Under the terms of the agreement, payments of rent are to be made directly by the Company to the Landlord and no payments are made to Equistar. As of September 30, 2001 the Company owes $54,000 in rent.

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY ACTIVITY (continued)

The Company's secretary, Stuart G. Schwartz, is counsel to the Company. For the nine months ended September 30, 2001 he received legal fees from the Company of $61,000 and is owed $16,000. For the nine months ended September 30, 2000 he received $36,000.

Frank J. Hagan, Jr., one of the company's Directors and a member of the Audit Committee has been performing public relations, media, and stockholders relation services for the Company as an independent contractor. As of September 30, 2001 he has billed the Company for $21,000 which has not been paid.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Doyon Agreement

On May 27, 1997, the Company entered into an Option Agreement (the "Agreement") with Doyon Limited ("Doyon") with respect to certain lands in Alaska. The Agreement provides the Company with the exclusive right to explore for minerals until January 31, 2002, to lease prospects identified thereon, and to develop and produce minerals pursuant to such leases. The optioned lands encompass approximately seven million acres comprised of 24 individually named blocks, plus additional rights to surrounding lands within areas of interest. The Agreement requires the Company to spend $9 million over the life of the Agreement, with minimum commitments per year and with specific minimum expenditures per block. Exploration expenditures in excess of the minimum amount may be carried forward and credited to expenditure requirements for future years with certain limitations. As of September 30, 2001, the Company had spent over $8 million of the $9 million required to be spent over the life of the agreement.

At any time during the agreement term, the Company may, if it has conducted a specified minimum amount of drilling, made a specified minimum amount of exploration expenditures and received a positive pre-feasibility study with respect to a particular mineral area, exercise its option to lease that area for mineral development for a specified initial term. If the Company achieves commercial production during the initial term, the lease will continue as long as there is commercial production. The Company may obtain leases on areas currently owned by Doyon and on areas from lands selected by Doyon pursuant to the Alaska Native Claims Settlement Act but not yet conveyed to Doyon.

Each mining lease will provide for an annual payment to Doyon commencing upon the execution of the lease of a specified amount per acre leased, but not less than a specified annual minimum total, until a feasibility study is delivered to Doyon. If a feasibility study is not delivered to Doyon before the fifth anniversary of the execution of the lease, the annual per acre and minimum total amounts increase. The Company must also incur minimum expenditures until the feasibility study is delivered to Doyon. Starting on the date of submittal of a feasibility study, the Company is required to pay Doyon a yearly advance

                       EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

royalty, which is larger than the annual minimum total that was payable prior to feasibility, and which is recoupable out of 50% of future royalties. From commencement of commercial production the Company is required to pay Doyon the larger of a specified percentage royalty of net smelter returns or a specified percentage on net profits, until payback, and the larger of an increased percentage royalty of net smelter returns or an increased percentage of net profits, after payback. Doyon reserves the right to buy a fractional portion of the equity in a project after delivery of a positive feasibility study.

The Company has continued its negotiations with Doyon with a view to modifying the option agreement to eliminate certain technical non-compliances by the Company and so as to extend the agreement's term for an additional three years beyond its present expiration date, which is January 31, 2002. There can be no assurance such negotiations will be successful. Failure to extend the Doyon agreement could have a material adverse effect on the Company's business.

At September 30, 2001 the Company's required exploration expenditures commitment under the Agreement is less than $1,000,000 through January 31, 2002.

Legal Actions

Three class actions have been instituted against the Company in the United States District Court for the Southern District of New York during the reporting period ended June 30, 2001 by stockholders who allegedly purchased shares during a portion of the period and who claim they were induced to do so by a press release issued by the Company concerning the project financing for the Blue Star natural gas conversion plant. The amount of damages sought is not set forth in any of the complaints. The factual basis for each of the actions is a claim that the press release in question over-stated the role of a company known as Credit Suisse First Boston Corporation in the matter and was therefore false and misleading. The Company believes that the claim is without merit and intends to resist it vigorously. The three class actions have been consolidated into a single action.

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

                       EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

Bridge Financing

The Company's funding agreement with Equistar expired on March 31, 2001. Subsequent thereto, the Company received written confirmation from Universal and Thorn Tree, that they were prepared to furnish the necessary bridge funding referred to in the management discussion and analysis and plan of operation in the Company's Form 10-KSB for the year ended December 31, 2000. The Company's ability to continue as a going concern is dependent upon continued support of that kind or obtaining an alternative source of financing. Thorn Tree has advised the Company that Thorn Tree believes that its obligation to furnish such bridge financing will be satisfied when it has made the advances pursuant to the Note.

                       EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.


This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this report on Form 10-QSB are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report on Form 10-QSB and in the Company's prior filings with the Securities and Exchange Commission and include, without limitation, difficulties encountered in obtaining permanent financing and risks as to the continuation of the Company's mining rights in Alaska.

The principal changes in the Company's financial condition from the end of the preceding fiscal year to the date of its September 30,2001 balance sheet, i.e. a reduction of $2,203,000 in its cash on hand and an increase of $3,896,000 in current liabilities, are due primarily to three factors: (1) the reduction in cash and the part of the increase in current liabilities consisting of a $910,000 increase in accounts payable are due primarily to the fact that the Company's two principal divisions, namely, its Lands Division and its Technology Division, are still in, respectively, the exploration and development stages, as a result or which both of those divisions continue to incur expense but have yet to generate material revenues; (2) approximately $1,690,000 of the increase in current liabilities is due to the fact that a note payable to an affiliated party in the sum of $1,619,000 shown as a long term liability at December 31, 2000 has, as a result of the passage of time, became a short term liability (its maturity date is July 31, 2002) and accrued additional interest; and (3) approximately $1,285,000 of the increase in current liabilities consists of borrowings that were made from affiliated parties in that aggregate amount during May and June of 2001 that were reported as long term debt in the report on Form 10-QSB for the period ended June 30, 2001 but which have become current liabilities as a result of the passage of time (their maturity date is July 31, 2002).

As compared with the corresponding fiscal year-to-date period of the preceding fiscal year, the $2,779,000 increase in losses for the nine months period ended September 30, 2001 was due primarily to increases of $1,875,000 in exploration expense, $523,000 in research and development expense, $493,000 in general and administrative expense and $128,000 in depreciation, depletion and amortization, which were partially offset by a decrease of $239,000 in net interest expense. As compared with the corresponding quarter of the preceding fiscal year, the $965,000 increase in losses for the three months period ended September 30, 2001 was due primarily to increases of $823,000 in exploration expense, $145,000 in research and development expense $66,000 in general and administrative expense and $18,000 in depreciation, depletion and amortization, which were partially offset by a decrease of $101,000 in net interest expense.

                       EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)


In order to obtain funds for operations, the Company borrowed funds from one of its major shareholders, Thorn Tree Resources, L.L.C. ("Thorn Tree") aggregating approximately $2,854,000 during the period reported on, which were in addition to approximately $1,085,000 lent by Thorn Tree to the Company during the quarter ended June 30, 2001. Thorn Tree has continued to lend the Company funds pursuant to the Note for operations since the end of the period reported on, and through November 13, 2001 had lent the Company approximately an additional $1,419,000.

With respect to the loans made by Thorn Tree during and after the period reported on, Thorn Tree and the Company entered into a formal bridge financing arrangement setting forth the terms and conditions for the making of loans by Thorn Tree to the Company, from tine to time through December 31, 2001, of up to an aggregate principal amount of $6,000,000, with a maturity date for repayment of December 31, 2002. At November 13,2001, approximately $4,273,000 has been lent by Thorn Tree to the Company pursuant to the Note, which does not include $1,085,000 of loans outside of and in addition to the Note that were made by Thorn Tree to the Company during the quarter ended June 30, 2001.

The terms of the bridge financing are contained in a Secured Grid Note, a General Security Agreement and a Warrant Agreement signed October 17, 2001 which are described below in Item 2 of Part II.

With respect to the Company's efforts to arrange more permanent financing, negotiations for the private placement referred to in the Company's report on Form 10-QSB for the quarter ended June 30, 2001 (the "June 10-Q") were not successful and have come to a halt. Also, in the light of market conditions, the public rights offering referred to in the June 10-Q is not going forward. The Company's agreement with a financial institution to use its diligent and good faith efforts to provide commitments for project financing for the Blue Star natural gas conversion plant is still in place but not expected to proceed until a marketing structure and marketing arrangements are completed. In light of the recent state of progress in that regard, the Company now believes such marketing arrangements will not be completed earlier than the first quarter of 2002. Even if such marketing arrangements are completed by the Company as planned, there can be no assurance that such project financing will be consummated.

After December 31, 2001 the Company will continue to be dependent on outside financing to fund its operations. While Thorn Tree has advised the Company that Thorn Tree will have no further financing obligation to the Company after fulfilling Thorn Tree's commitments under the Note, the Company believes Thorn Tree may consider additional funding of the Company's operations beyond December 31, 2001. There can be no assurance that such additional financing by Thorn Tree or any other investor will be consummated.

                        EMEX CORPORATION AND SUBSIDIARIES
                       (formerly Hawks Industries, Inc.)

                           PART II: OTHER INFORMATION


       ITEM 1. LEGAL PROCEEDINGS.

After the end of the period being reported on, the three purported class actions against the Company in the United States District Court for the Southern District of New York that were previously reported in the Company's report on Form 10-QSB for the period ended June 30, 2001, were consolidated into a single action under the caption: In re Emex Corp. Securities Litigation, Civil Action No. 01-CV 4886 (SWK), and a consolidated complaint was filed to which response is to be made by December 17, 2001.

       ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS; RECENT SALES OF UNREGISTERED SECURITIES

Effective October 17, 2001, the Company entered into a bridge financing arrangement (the "Bridge Financing") with Thorn Tree Resources LLC ("Thorn Tree") pursuant to which Thorn Tree agreed to loan up to six million dollars to the Company pursuant to a Secured Grid Note (the "Note"). Repayment of the Note is secured by all the assets of the Company pursuant to a General Security Agreement. The General Security Agreement includes provisions that make defaults under other agreements of the Company defaults under the General Security Agreement that could allow Thorn Tree to foreclose on the Company's assets. In connection with the Bridge Financing, the Company also issued warrants to purchase Common Stock to Thorn Tree pursuant to a Warrant Agreement. The Note and the Warrant Agreement are described below.

The sole manager of Thorn Tree is David H. Peipers, a director of the Company. Prior to entering into the Note and the Warrant Agreement, Thorn Tree owned approximately 47 percent of the outstanding shares of the Company. The Note and the warrants were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

The Note

Pursuant to the terms and conditions contained in the Note, Thorn Tree agreed to loan the Company up to an aggregate principal amount of six million dollars through December 31, 2001, of which $2,854,000 has been loaned as of September 30, 2001, with interest on the unpaid principal amount due at maturity at an annual rate of 3% over the prime rate of JP Morgan Chase & Co., compounded monthly. The Note is secured by all the assets of the Company pursuant to a general security agreement (the "General Security Agreement").

All principal and interest under the Note is due on December 31, 2002. The outstanding balance under the Note may be prepaid by the Company at any time without penalty. The terms of the Note allow Thorn Tree to elect, in its sole discretion, to convert at any time some or all of the principal amount outstanding under the Note and any accrued interest thereon into shares of the Company's common stock, $.01 par value per share (the "Common Stock"), at a price equal to $7 per share of Common Stock, subject to certain anti-dilution adjustments.

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)


The terms of the Note provide that the Company will not perform the following actions without the consent of Thorn Tree: (1) liquidate or dissolve, (2) sell, transfer, lease or otherwise dispose of its assets and properties or grant options, warrants or other rights with respect to its property or assets, with certain exceptions, (3) purchase, redeem or retire, or make any dividend or distribution on account of, any equity and/or debt securities of the Company, except for certain dividends payable in Common Stock until June 30, 2002, (4) create, incur, assume or suffer to exist any indebtedness, with certain exceptions, (5) create, incur, assume or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien, preference, priority or preferential arrangement on its property, revenues or assets, with certain exceptions, (6) purchase, own, invest in or acquire any stock or other securities, with certain exceptions, (7) enter into any transaction with any person or entity affiliated with the Company where the transaction is valued in excess of $50,000, and (8) issue any securities of the Company, with certain exceptions. Additionally, the Company must obtain the written consent of Thorn Tree before taking the following actions: (a) amending or extending the Option Agreement, effective as of May 27, 1997, between Doyon Limited and North Star Exploration, Inc., (b) committing to any new material expenditures in excess of $100,000, (c) settling any material litigation, and (d) hiring any new executive officers of the Company.

The Warrants

In connection with the Bridge Financing, the Company issued to Thorn Tree warrants (the "Warrants") to purchase 500,000 shares of Common Stock exercisable at any time until October 17, 2006 at an exercise price of $7.00 per share, subject to certain anti-dilution adjustments. The Warrant Agreement grants Thorn Tree registration rights to include shares underlying Warrants in future registration statements filed by the Company.

Through November 13, 2001, Thorn Tree had advanced an aggregate of $4,272,942 to the Company under the Note, all of which was outstanding as of that date. If this entire unpaid principal amount were converted by Thorn Tree into shares of the Company's Common Stock, the Company would issue a total of 610,420 shares of common stock to Thorn Tree. This would be in addition to 108,504 shares issuable upon conversion of the $1,085,040 of indebtedness the Company owed Thorn Tree for the advances made in May and June 2001.

       ITEM 5. OTHER INFORMATION

Effective October 17, 2001, the Company entered into a Bridge Financing arrangement (the "Bridge Financing") with Thorn Tree Resources, LLC ("Thorn Tree") pursuant to which Thorn Tree agreed to loan the Company up to an aggregate principal amount of Six million dollars through December 31, 2001. The terms of the Bridge Financing are described above under Item 2, Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities.

                        EMEX CORPORATION AND SUBSIDIARIES
                        (formerly Hawks Industries, Inc.)


       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

The following exhibits are incorporated by reference into this Quarterly Report on Form 10-QSB:

1.Secured Grid Note, dated October 17, 2001, issued by Emex Corporation in favor of Thorn Tree Resources LLC is incorporated by reference from Exhibit 1 of the
Schedule 13D/A1 filed by Thorn Tree Resources LLC with the SEC on October 26, 2001.

2 General Security Agreement, dated as of October 17, 2001, between Emex Corporation and Thorn Tree Resources LLC is incorporated by reference from
Exhibit 2 of the Schedule 13D/A1 filed by Thorn Tree Resources LLC with the SEC on October 26, 2001.

3.Warrant Agreement, dated October 17, 2001, by and between Emex Corporation and Thorn Tree Resources LLC is incorporated by reference from Exhibit 3 of the
Schedule 13D/A1 filed by Thorn Tree Resources LLC with the SEC on October 26, 2001.

       (b) Reports on Form 8-K

A report on Form 8-K was filed for the month of June 2001 in which the Company reported the $860,040 of loans that were made by Thorn Tree to the Company during that month.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EMEX CORPORATION (formerly Hawks Industries, Inc.)
                             (Registrant)



           By     /s/ Walter W. Tyler (President and Chief Executive Officer)
           ------------------------------------------------------------------
           Date   November 16, 2001
           ------------------------------------------------------------------


           By     /s/ Milton E. Stanson (Treasurer and Chief Financial Officer)
           ------------------------------------------------------------------
           Date   November 16, 2001
           ------------------------------------------------------------------