Form 10KSB
period 2001-12-31
EMEX CORP
filed 2002-04-16
CIK 15678

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                   FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF
    1934
For the period from ___________ to _____________

                          Commission file number 0-5781

                                EMEX CORPORATION
                 (Name of Small Business Issuer in its Charter)

            Nevada                                           83-0211955
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

12600 West Colfax Avenue Suite C-500, Lakewood, Colorado       80215
       (Address of Principal Executive Offices)              (Zip Code)

                                 (303) 986-0100
                (Issuer's Telephone Number, Including Area Code)

          Securities Registered under Section 12(b) of the Exchange Act

                                                      Name of Each Exchange
  Title of Each Class                                  on Which Registered

         None                                                  None

         Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and, and (2) has been subject to such filing requirements for past 90 days.

Yes x     No
            ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the year ended December 31, 2001 was $88,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified day within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was $3,934,809 as of March 30, 2002.

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
Yes        No                Not applicable.
   ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 25,759,929 shares of common stock, par value $.01 per share, as of March 31, 2002.

     Transitional Small Business Disclosure Format (check one)
Yes        No x
   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents previously filed by the issuer are incorporated by reference in Part III:

     Report on Form 8-K filed October 14, 1999;

     Report on Form 8-K filed April 27, 2000;

     Report on Form 10-KSB for the year ended December 31, 2000; and

     Definitive Proxy Statement dated February 1, 2002 (filed February 5, 2002).

                                     PART I

     This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this report on Form 10-KSB are forward-looking statements. These forward-looking statements include, without limitation, statements located under "Items 1 and 2. Description of Business and Properties - The Lands Division," " - The Technologies Division," and " - Oil and Gas;" "Item 6. Management's Discussion and Analysis or Plan of Operation," and Notes to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to meet payment obligations and other matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report on Form 10-KSB, including without limitation in conjunction with the forward-looking statements contained in this report on Form 10-KSB.

     The Company's intentions and expectations described in this Form 10-KSB with respect to possible exploration and other activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the exploratory merits of the particular properties in light of the geological information available at the time. Subsequently obtained information concerning the merits of any property as well as changes in estimates of exploration costs or potential ownership interests may result in revisions to management's expectations and intentions, and thus the Company may delete one or more of these intended exploration activities.

     Likewise, the Company's intentions and expectations with respect the Company's Technologies Division may be deemed to be forward-looking statements. These statements are made based on management's assessment of the potential of certain clean energy technologies in the light of information available at the present time. Discoveries in the course of further development may result in changes of management's assessment of the avenues of development it deems most advisable to pursue and may cause one or more presently contemplated directions of development to be deleted from the Company's plans.

Items 1 and 2.  Description of Business and Properties.

     Emex Corporation (the "Company") was incorporated on March 19, 1971, and through mid-1986 was solely engaged in the business of oil and gas exploration, development and production, and conducted its operations primarily in the Rocky Mountain region of the United States. Commencing in 1986, due to market conditions in the oil and gas industry, the Company reduced and de-emphasized its oil and gas activities and commenced a program of diversification. In 1992, as part of its diversification program, the Company acquired all of the shares of Western Environmental Services & Testing, Inc. ("WEST"), a privately held environmental testing and consulting firm. In exchange for the transfer of the shares of WEST to the Company, the owners of WEST received a controlling interest amounting to more than thirty percent of the outstanding shares of the Company. During the succeeding six years the Company disposed of or discontinued the other diversified businesses it had acquired or engaged in other than WEST, so that by 1999 the Company's principal operations consisted of environmental testing and management and oil and gas.

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

     The present business of the Company is carried on principally through two divisions, namely, the Lands Division, which is engaged primarily in exploration for and development of gold and other metal and mineral resources through North Star, Zeus, Platinum Palladium Exploration, Inc. ("Platinum Palladium") and other subsidiaries, and the Technologies Division, which is engaged primarily, through Blue Star, in the development of environmentally friendly technologies for use in connection with energy natural resources. In addition, the Company holds working interests in several oil and gas properties more fully described below.

                               The Lands Division

     The business of the Lands Division started in May of 1997 when North Star, which had been formed earlier that month, entered into an Option Agreement (the "Agreement") with Doyon, Limited ("Doyon"), a regional Alaska Native Corporation, with respect to lands as to which Doyon had received rights under the Alaska Native Claims Settlement Act. Doyon granted North Star, which is owned 90 percent by the Company and 10 percent by Doyon, the exclusive right to explore for minerals on certain of those lands until January 31, 2002, to lease prospects identified in the course of such exploration, and to develop and produce minerals pursuant to such leases. The optioned lands encompassed approximately seven million acres comprised of 24 individually named blocks, plus additional obligations to Doyon in the surrounding lands within a defined area of interest.

     In order to maintain its rights North Star was required to spend a total of $9 million over the term of the Agreement, with minimum commitments per year and with specific minimum expenditures per block. As of January 31, 2002, North Star had spent a total of approximately $11 million, which satisfied the minimum expenditure requirement under the Agreement. The Agreement expired on January 31, 2002 and has not yet been renewed.

     As a result of negotiations between North Star and Doyon, the Company believes agreement in principle has been reached upon the terms of a proposed new three-year option agreement to expire on December 31, 2004. These proposed new terms are described below, but there can be no assurance the Company will finalize a new option agreement with Doyon on these terms or at all.

     Based upon the exploration work accomplished under the initial agreement, North Star has identified the targets which it believes may have mineral deposits of economic significance and has decided to prioritize its future efforts accordingly. Therefore, under the proposed new agreement, North Star will be required to make expenditures with respect to only five of the original 24 Doyon land blocks, and North Star's option rights will be limited to those five land blocks, which cover approximately 1.2 million acres as compared with the 7 million acres covered by the original agreement. The minimum annual exploration payments required of North Star under the proposed new agreement will be $1,000,000 for the first year, $470,000 for the second year and $1,100,000 for the third year, amounting to a total required minimum expenditure of $2,570,000 for the full three year term of the new agreement. North Star's exploration expenditures in excess of the minimum amount for any year will be permitted to be carried forward and credited to expenditure requirements for future years with certain limitations. In addition to exploration expenditures, North Star will be required to pay Doyon $245,000 per year to maintain the option, subject to reduction to a minimum of $140,000 in each of the second and third years if North Star decides to relinquish some of the properties.

     At North Star's request, in order to make projects more attractive to joint venture partners, the proposed new agreement is to have a more competitive royalty structure, and there is a proposal of a reduction in the size of the surrounding area of interest referred to above.

     Under the proposed new agreement, it is contemplated that at any time during the term North Star may, if it has conducted a specified minimum amount of drilling, made a specified minimum amount of exploration expenditures and received a positive pre-feasibility study with respect to a particular mineral area, exercise its option to lease that area for mineral development for a specified initial term. If North Star achieves commercial production during the initial term, the lease will continue as long as there is commercial production. The lands covered by the new agreement include not only lands currently owned by Doyon but also areas from lands that may be selected by Doyon pursuant to the Alaska Native Claims Settlement Act and not yet conveyed to Doyon.

     The old option agreement specified the following terms if the Company leased land from Doyon which are proposed to be continued under the proposed new agreement: each mining lease would provide for an annual payment to Doyon, which commences upon the execution of the lease, of a specified amount per acre leased, but not less than a specified annual minimum total, until a feasibility study is delivered to Doyon. If such feasibility study is not delivered to Doyon before the fifth anniversary of the execution of the lease, the annual per acre and minimum total amounts owed to Doyon would increase. North Star would be required to incur minimum expenditures until the feasibility study was delivered to Doyon. Starting on the date of submittal of a feasibility study North Star would be required to pay Doyon a yearly advance royalty which would be larger than the annual minimum total that was payable prior to the delivery of a feasibility study and which was recoupable out of 50% of future royalties. From commencement of commercial production, North Star would be required to pay Doyon a specified percentage royalty of net smelter returns, or a specified percentage of net profits, whichever was greater, until payback, and a larger specified percentage royalty or net smelter returns, or a larger specified percentage of net profits, whichever was greater, after payback. Doyon reserved the right to buy a fractional portion of the equity in a project after the deliverance by the Company of a positive feasibility study.

     North Star has not yet exercised an option to lease any mineral area from Doyon for development. It is North Star's intention to exercise such options at such time, and if, it can do so on behalf of a joint venture or partnership, in which it and another party will each have an interest. Meanwhile, North Star is endeavoring to develop the properties that it regards as most attractive until there are sufficient indications of future profitability to induce a major mining company to enter into a joint venture under which, in exchange for an interest in the property, the mining company will undertake responsibility for the expenditures required to bring the property to feasibility, and North Star and the mining company will be joint venture partners in the commercial exploitation of the property.

     While the Company believes that agreement in principle has been reached upon the terms of the proposed new agreement with Doyon, until the definitive documents have been completed and executed there can be no assurance that such new agreement will be entered into or that its terms will be favorable to the Company or consistent with the terms of the agreement in principle described above. As more fully discussed below, in addition to any rights of North Star by agreement with Doyon, the Company has, through subsidiaries other than North Star, acquired mineral rights in Alaska on properties not controlled by Doyon. In the event the proposed new agreement with Doyon should fail to be executed and completed, the Company's exploration efforts will be limited to projects not located on Doyon lands. The failure to enter into a definitive agreement with Doyon would have a material adverse effect on the Company's business.

     During 2002, North Star plans to conduct exploration programs both on five Doyon blocks if a new agreement with Doyon is entered into and on two other projects that are not located on Doyon lands. Four of the projects for which such programs are planned, the Northway Village Block and Takotna Village Block, which are Doyon properties, and the Farewell Project and East Divide Project, which are not Doyon properties, are described below.

Northway Village Block
Road Metal Prospect

     Location and Access. The Road Metal Prospect is located within the Northway Village Block approximately 34 miles west of the Alaska - Yukon Territory border. The prospect is located in Section 10, Township 14, North, Range 19 East, Tanacross A-2 quadrangle, east central Alaska. The area is accessed via the Alaskan Highway and is located 260 miles southeast from Fairbanks. The Northway Village Block comprises 231,000 acres of mineral lands held by Doyon. Surface rights are held mostly by the Northway Natives Village Corporation.

     History of Exploration. Regional exploration in the Northway Village Block includes compilation of regional geochemical and geophysical data and a roadcut sampling survey conducted in 1998 by North Star. In May and October 1999, North Star located gold, silver and polymetallic mineralization in altered road cuts in the area of Northway Junction. This initial mineralization was further detailed by geologic mapping, soil and rock geochemical surveys and ground magnetic surveys in May and June of 2000. Five diamond drill holes were completed in the zone based on the above ground data. Significant precious metal with associated base metal mineralization was encountered in two of the drill holes listed in the table below.

     Geology and Property Description. The Road Metal prospect is hosted in a mid-Cretaceous, poly-phased granitic intrusion, with near vertical quartz-muscovite- tourmaline-sulfide veins and structurally controlled griesen zones. Mineralization occurs in quartz tourmaline griesen zones associated with disseminated to heavily disseminated sulfides. Small zones of semi-massive sulfide and sulfosalt mineralization are host to very high silver grades with associated polymetallic mineralization. The area of known mineralization to date extends over a strike length of at least 4,200 feet. This area is immediately adjacent to the Alaska Highway on a low, wooded hillside.

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

Table of Drill Results from the 2000 Program:

               Thickness (ft.)       AU opt          Ag opt            Cu%            Ph%            Bi%            Sb%
               ---------------       ------          ------            ---            ---            ---            ---
RM-00-03             73.8            0.045             0.35

RM-00-04             15.7            0.030            48.50            0.06           4.73           0.92           2.80
                     17.8            0.272            14.70            0.86           0.37           0.34           0.29

     Eight diamond drill holes (6,991 feet) were completed in 2001 as follow-up to the two discovery holes from the 2000 program. The most significant results from this drill program are included in the table below. Exploration during 2001 in the Northway Village Block also involved collection of surface soil and rock samples in regional reconnaissance surveys as well as over specific grids in the area of known mineralization. Ten new gold and polymetallic anomalies were located, which will require further testing in follow-up programs.

     An Induced Polarization (I.P.) geophysical survey was completed in the area of drilled mineralization in October 2001. This survey located a chargeabilty/resistivity anomaly which measures 1,650 by 1,600 feet and is open along strike to the north and south, open to the west and open at depth. The anomaly occurs immediately west of the drill holes and suggests a stronger sulfide system may occur just west of the known mineralization. The I.P. anomaly will be further detailed in the 2002 program and tested by diamond drilling.

Analytic results from mineralized intervals from the Northway 2001 Drill
Program:

Hole No.             Thickness (ft.)      Au opt              Ag opt
--------             ---------------      ------              ------

RM-01-06                  7.8             0.055                3.53
Including                 3.7             0.095                2.48
RM-01-08                  1.8             0.158                0.21
RM-01-10                  4.1             0.075                0.26
RM-01-11                  1.7             0.170                1.41
RM-01-13                  1.8             0.066                0.75
RM-01-13                  4.4             0.192                0.97
Including                 1.4             0.436                2.29
RM-01-13                  1.0             0.069                0.33
RM-01-13                  0.5             0.059                0.07
RM-01-13                  0.4             0.074                0.10
RM-01-13                  9.9             0.061                0.02


Based upon results so far achieved at Northway, the Company is seeking to obtain a joint venture partner to carry on further exploration and development of the Northway property. If the Company cannot obtain a joint partner, it intends to carry on further exploration and development itself.

Takotna Village Block

Goss Gulch and Telephone Hill Prospects

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

     History of Exploration. The Goss Gulch and Telephone Hill prospects are located adjacent to placer workings and an old lode mine known as the Independence Mine (circa 1912; 495 ounces of gold). Westgold conducted exploration in the immediate area in 1990 and 1991 and identified a large area of anomalous gold, arsenic and antimony mineralization. North Star conducted geologic reconnaissance, soil surveys and trenching in 1998 and 1999. These surveys outlined significant gold with associated antimony mineralization in veins and granite porphyries, as well as large soil anomalies extending along strike from the outcropping mineralization.

     Geology and Property Description. The Takotna Village Block lies along the southeast limb of the Aniak-Ruby geoanticline and straddles the northeasterly trending Iditarod-Nixon Fork fault. The area is underlain by folded sedimentary clastic rocks of the Cretaceous Kuskokwini Group. The sedimentary units are intruded by sub volcanic felsie to mafic dikes and granitic porphyries. The Goss Gulch and Telephone Hill occurrences contain gold and antimony mineralization in sheeted sulfide veins and as disseminated mineralization in granitic porphyries. These occurrences are very similar to the Donlin Creek deposit of Placer Dome, (currently optioned to Nova Gold) which is located 80 miles to the southwest on the south side of the Iditarod-Nixon Fork fault in similar host rocks. Regional geologic mapping by the State of Alaska suggests the two areas are fault offsets and have the same host rocks.

     Exploration Results and Proposed Program. Previous surveys by North Star have outlined significant gold and antimony occurrences at Goss Gulch and Telephone Hill. In 2001, North Star conducted geologic mapping, fill-in surveys and diamond drilling on the two targets. Five drill holes totaling 2,924 feet were completed on the Goss Gulch and Tele Hill targets. The most significant results are included in the table below:

Hole No.            Thickness (ft).          Au opt             Ag opt
--------            ---------------          ------             ------
TH-01-01                 16.0                 0.057              0.01
TH-01-01                 10.0                 0.036              0.02
TH-01-01                 43.0                 0.013             <0.02
TH-01-02                  8.0                 0.089              0.04
TH-01-03                 15.0                 0.036             <0.02
GG-01-02                  2.5                 0.030             <0.02
CG-01-02                  5.0                 0.120              0.03

     In addition, through subsidiaries other than North Star, the Company has conducted exploration and development activities on three Alaska properties, which were staked on behalf of the Company. These properties were not obtained from Doyon and include the Farewell project, the Dime Creek Project and the East Divide Project.

     The Farewell and East Divide Projects are scheduled to receive continuing exploration surveys in 2002. The Farewell Project is held through Platinum-Palladium, which is owned 85 percent by the Company, 10 percent by Doyon and 5 percent by Walter W. Tyler, the Company's president and chief executive officer. The East Divide Project is held through Zeus, which is owned
89.9 % by the Company and 10.1% by Doyon. Since the Company's rights in these properties were not acquired from Doyon, they are not subject to separate mandatory spending requirements, and the Company has greater freedom in deciding to accelerate or defer the exploration of one or more of them.

     These properties may be described as follows:

Farewell District: Roberts PGM and Chip Loy Prospects

     Location and Access. The Roberts PGM (Ni, Cu, PGE) and Chip Loy (Ni, Cu,
Co) Prospects are located 170 miles west of Anchorage in Section 8 and Section 15, respectively, T24N,R28W, Seward Meridian, McGrath A-3 Quadrangle, Alaska. Platinum-Palladium controls 10,240 acres of mineral rights on these prospects and in the surrounding Farewell Region under Alaska State Claims and Prospecting Sites. The State of Alaska holds surface rights.

     The prospects are accessible by helicopter from the Farewell Lake Lodge, which is located 33 miles to the northeast and served by chartered fixed-wing flights. The area is located in the northern foothills of the Western Alaska Range, with elevations from 2,500 feet to 5,600 feet.

     History of Exploration. The Roberts PGM Prospect was investigated by the Alaska Division of Geological and Geophysical Surveys in 1982 and 1998. Grab samples from within a 6.5 to 13-foot thick mineralized zone contain disseminated chalcopyrite, pyrite and magnetite in a mafic to ultramafic sill containing up to 490ppb Pd, 350ppb Pt, 90 ppb Au, 0.13% Cu, and 0.15%Ni. Bench tests conducted by the former U.S. Bureau of Mines in 1984 on sulfide concentrates indicated up to 7,700 ppb Pd, 6200 ppb Pt, 4.71%Ni, 4.68%Cu, and 0.16% Co.

     The Chip Loy Prospect was sampled as part of a mapping and resource evaluation program conducted by the Alaska Division of Geological and Geophysical Surveys in 1981. Grab samples from within a zone of disseminated to massive sulfides at the base of the sill hosted by an olivine gabbro sill returned values up to 2% NI, 1% Cu and 0.1% Co.

     Geology and Property Description. The Roberts PGM Prospect is hosted in a differentiated gabbroic sill, 25 to 33 feet thick, exposed along a 1475-foot strike length. Mineralization comprises disseminated and net textured magmatic sulfides in the lower half of the gently dipping sill.

     At the Chip Loy Prospect, disseminated to semi-massive sulfides occur at the base of the gabbro sill, which is exposed over an 1100-foot strike length.

     In 2001, a major reconnaissance exploration program including mapping, heavy mineral concentrate sampling and stream sediment sampling was conducted in the district. This resulted in locating mafic to ultramafic sills and identifying mineralization in many of the new sills. Selected surface samples from the Roberts PGM occurrence ranged up to 0.492 opt total PGEs (Pt, Pd, Ir, Os, Rh, Ru), 2.27% nickel and 1.31% copper. Surface samples from the Chip Loy occurrence ranged up to 2.75% Ni, 0.40% Cu and 0.18% Co. The Roberts PGM and Chip Loy occurrences were mapped and sampled in detail and further tested by nine diamond drill holes totaling 2,416 feet. The results of the surface sampling and diamond drilling are included in the tables below:

Selected outcrop chip samples from the Roberts PGM Prospect, Farewell District:

                                                                                         Total
Channel                                                                                  PGE*
Sample          Rock Type        Width (ft.)   Pt opt       Pd opt         opt           Au opt        Cu%          Ni%
---------       ---------        -----------   ------       ------         ---           ------        ---          ---
510554          Peridodite           1.5       0.210         0.195         n.d.           1.48         1.31         2.27
510554*         Peridodite           1.5       0.234         0.223         0.492          n.d.         n.d.         n.d.
51055           Peridodite           2.0       0.155         0.143         n.d,           0.98         2.30         2.32
51055*          Peridodite           2.0       0.184         0.167         0.385          n.d.         n.d.         n.d.
513010          Pyroxenite           3.0       0.044         0.034         n.d.           0.33         0.68         1.00
512101          Pyroxenite           3.0       0.123         0.111         n.d.           0.89         1.52         0.66
512101*         Pyroxenite           3.0       0.135         0.118         0.286          n.d.         n.d.         n.d.

n.d. = not determined
*Re-assay of pulps by nickel-sulfide fusion fire assay for total PGE (Pt+Pd+Ir+Os+Rh+Ru)

Drill assay intervals from the Roberts PGM Prospect, Farewell District:

Hole No.        Thickness (ft.)        Pt opt       Pd opt          g/mt          Au opt          Cu%         Ni%
--------        ---------------        ------       ------          ----          ------          ---         ---
R-01-01B             15.0              0.032         0.037          n.d.           0.011          0.43        0.90
Including             5.0              0.032         0.043          n.d.           0.008          0.35        0.66
Including*            5.0              0.038         0.052          0.111           n.d.          n.d         n.d
R-10-03              20.0              0.013         0.020          n.d.           0.002          0.10        0.35
Including             5.0              0.033         0.048          n.d.           0.005          0.28        0.69
Including*            5.0              0.038         0.055          0.118           n.d.          n.d.        n.d

n.d. = not determined
*Re-assay of pulps by nickel-sulfide fusion fire assay for total PGE (Pt+Pd+Ir+Os+Rh+Ru)

Drill assay intervals from the Chip Loy Prospect, Farewell District:

Hole No.    Thickness (ft.)         Ni%              Cu%               Co%
-------     ---------------         ---              ---               ---

CL-01-02          4.5               1.54             0.37              0.07
CL-01-03          9.0               0.63             0.58              0.03
CL-01-04          5.0               0.93             0.24              0.06
CL-01-04          4.0               1.56             0.18              0.08

East Divide Prospect.

     Location and Access. The East Divide claim group is located 115 miles east-southeast of Fairbanks, immediately east of the Healy Lake Block. The prospect is located in Section 33, Township 7, Range 18 East, Big Delta quadrangle, east central Alaska. The area is accessible via helicopter from Delta Junction, which is located 40 miles away. The East Divide claim group comprises 168 claims (6,420 acres) held as Alaska State Mining Claims by Zeus Exploration. The State of Alaska holds surface rights.

     History of Exploration. Regional exploration in the area of the East Divide property consisted of compilation of regional geochemical and geophysical data from government sources and Landsat interpretation by North Star. In 1997 and 1998 North Star conducted reconnaissance and detailed mapping programs, soil and rock chip geochemical surveys and channel sampling of outcrop within the prospect area. This initial work located significant gold mineralization in outcrop. The claim group was optioned to International Bravo Resources Corporation ("Bravo") in 1999. Bravo completed detailed mapping, rock chip and channel sampling and two diamond drill holes in 2000. Drill results returned narrow zones (not of economic interest) of gold and silver mineralization, and Bravo elected not to exercise its option.

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

     Exploration Results and Proposed Program. Initial and follow-up exploration programs located a large area of alteration with significant gold values in quartz stockwork veins and structures. Two diamond drill holes tested an area of high gold values in surface samples but failed to intersect significant gold mineralization in the subsurface. In 2001, North Star conducted a large soil survey to the west of the area of previous surveys and drilling. This resulted in the location of a large multi-element soil anomaly. This anomaly was then tested by three diamond drill holes totaling 1,681 feet. Hole ED-01-01 returned three intervals of gold and sliver mineralization: 2.0 feet of 0.68 oz/ton Au and 1.28 oz/ton AG, 2.6 feet of 0.062 oz/ton Au and 0.50oz/ton Ag, and 2.5 feet of 0.102 oz/ton Au and 0.68 oz/ton Ag.

     At December 31, 2001, the Lands Division had a staff of nine persons, consisting of two full time employees and five consultants, who rendered primarily geological, exploration and landsman services and devoted an average of twenty hours per week to the Company.

     Necessary reclamation work is done on all exploration properties on a continuing basis as drilling and other exploration activities are completed. Since the Company is involved only in exploration and development rather than actual mining operations, reclamation expenses are not material.

                            The Technologies Division

     The Technologies Division is operated through Blue Star, which is owned 95 percent by the Company and 5 percent by Nicholas E. Vanderborgh, Ph. D, Blue Star's president. Blue Star was organized in October 1999 and is presently in the development stage of its business.

     Blue Star is focused on the development of clean energy technology utilizing a sophisticated and highly efficient method for the conversion of natural gas into a variety of hydro-carbon based products. These include clean liquid fuels; high-quality solid waxes used in the pharmaceutical, food, cosmetics, packaging, paper and construction industries; hydrogen gas, used as the preferred feed stock for fuel cell technology; and, as by-products of the conversion process, electricity and potable water.

     Blue Star occupies leased facilities in Arvada, Colorado, including an approximately 5,000 square foot engineering testing building and an approximately 15,000 square foot building for research and development (together with administrative offices), where it has developed a compact, small-scale, prototype production plant known as the "EMEX Blue Star Tripgen(TM) Plant." The Tripgen Plant utilizes the "Fischer-Tropsch" process, which is a method for the synthesis of liquid hydrocarbon products using natural energy resources, air and catalysts. Blue Star uses this method to process natural gas with special catalysts, air and steam to produce prototype demonstration quantities of high-purity synthetic liquid fuels, waxes, hydrogen, heat and water.

     Blue Star's Tripgen Plant utilizes widely available commercial components, as well as highly sophisticated and proprietary computer control software and special catalysts which are designed, fabricated and maintained at Blue Star's facilities by Blue Star's professional staff and are the subjects of a number of Blue Star patent applications. The plant now in use has been designed to produce between two and five barrels, or approximately 85 to 200 gallons, per day of synthetic liquid fuel or, as an alternative, high quality waxes and hydrogen gas, depending upon how the plant is configured. Blue Star has successfully used the plant to synthesize clean liquid fuel and small quantities of high quality waxes. The waxes, unlike those supplied by petroleum-based processes, are a high value product with no aromatic components, a high degree of purity and a low melting temperature.

     Since the natural gas refinement process always results in some fraction of the total energy contained in the natural gas feed stream being released as high temperature heat, the Tripgen Plant is designed to utilize that heat together with the chemical waste stream for the production of electricity, which can be used, in part, to supply the operating energy needs of the plant itself.

     The Tripgen Plant is also designed so that it may be configured to produce hydrogen gas, which the Company believes can provide an efficient feedstock for advanced fuel cell technology. Fuel cells are devices which manufacture electrical power from chemical processes, rather than combustion, and run on a hydrocarbon-based fuel source such as natural gas or other fuels together with air.

     One of Blue Star's goals over the past year has been the construction of an efficient, scalable, stand-alone plant to be made up of one or more modules each capable of producing approximately 500 barrels per day of liquefied synthetic fuel and/or high purity wax plus electricity and clean water. Such a plant would be suitable for erection at a special need location, such as a "stranded" natural gas field too remote for connection to pipeline systems, or an oil field with flaring "waste" natural gas that could feed the plant, or an urban location served with natural gas where, in addition to liquid fuel, or hydrogen for fuel cell based electricity, the plant could produce heat and water for a small apartment complex. The plant and units would be "scalable" so that the number of 500 barrel per day modules linked together could be increased for larger production facilities if there were natural gas feed stock available in sufficient quantity.

     As an intermediate step, however, before commencing construction of such a large plant, Blue Star is considering the development of a medium sized plant able to produce at least 10 barrels a day of clean liquid fuels. Although only twice as large in capacity as the existing plant, the intermediate plant would be large enough for commercial use. Yet the plant would also be small enough to be mobile and would be designed for being moved to natural gas well-heads, where the plant could be used to produce liquid fuel and water on site, as well as electricity to furnish part of the energy for ongoing operation of the plant.

     Although the management of Blue Star believes that its prototype plant is demonstrating the practicality and efficiency of Blue Star's natural gas refinement method, it is still in a developmental phase, and there can be no assurance that the 10 barrel per day plant under consideration or the 500 barrel per day modules, or any later developments of the Tripgen Plant technology, will prove commercially viable.

     There are other companies engaged in the production of synthetic fuels and other products from natural gas, including, notably, the Shell Oil Company and Sassoil Corporation of South Africa, with whom the Company will compete if the Technologies Division commences commercial production.

     Blue Star has twenty one employees, at least seven of whom hold Ph.D. degrees. The total amount spent on research and development, including capitalized costs, for the year ended December 31, 2001 was approximately $1,689,000 as compared with $1,319,000 spent in the year ended December 31, 2000.

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

     In accordance with FASB Statement No. 69 "Disclosure About Oil and Gas Activities," the Company presents estimates of oil and gas reserves in order to assist the reader in making an evaluation of the Company's reserves. Inherent in the reserve evaluation process are numerous risks associated with attempting to quantify unknown volumes and unknown costs. The reader is reminded therefore that the following information is not presented as actual, but rather as estimates of future expectations. The following reserve information was based on year-end prices. The reader is reminded that oil and gas prices have fluctuated since year-end and management foresees further fluctuation, both up and down.

     The following reserve related information for the years ended December 31, 2001, 2000 and 1999 was prepared by an outside consulting geologist using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas and other factors.

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                    (All Activities are in the United States)

                                                      December 31,
                                                      ------------
                                                  2001           2000
                                                  ----           ----
Proved oil and gas properties                   $859,000       $881,000
Unproved oil and gas properties                   13,000         13,000
                                                --------       --------
                                                 872,000        894,000
Accumulated depreciation, depletion,
   amortization, and valuation allowances        549,000         14,000
                                                --------       --------
Net capitalized costs                           $323,000       $880,000
                                                ========       ========

           COST INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION, AND
                             DEVELOPMENT ACTIVITIES

                    (All Activities are in the United States)

                                                           For the period August
                                    For the year ended       15, 2000 through
                                    December 31, 2001        December 31, 2000
                                    -----------------        -----------------
Acquisition of properties
  Proved                                $    --                    $    --
  Unproved                                   --                         --
  Exploration costs                          --                         --
  Development costs                      10,000                     33,000
                                        -------                    -------
                                        $10,000                    $33,000
                                        =======                    =======

                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                    (All operations are in the United States)

                                                       2001             2000
                                                       ----             ----
Revenues:
  Oil and gas sales                                 $  83,000        $  61,000
                                                    ---------        ---------
                                                       83,000           61,000
                                                    ---------        ---------

Expenses:
  Production costs and taxes                           65,000           24,000
  Surrendered oil and gas properties                   64,000               --
  Depreciation, depletion and impairments             535,000           14,000
                                                    ---------        ---------
                                                      664,000           38,000
                                                    ---------        ---------
                                                     (581,000)          23,000
  Income Tax                                               --               --
                                                    ---------        ---------

Results of operations from producing
  activities (excluding corporate overhead
  and interest costs)                               $(581,000)       $  23,000
                                                    =========        =========

     The Company's major reserves come from the Brundage Canyon Project in Duchesne County, Utah. The Company is showing 26,000 barrels of oil and 28,000 mcf's of gas on this project of which 18,000 barrels of oil and 15,000 mcf's of gas are proved undeveloped on a direct effect offset to a producing well. Other reserves are 113,000 mcf's on the Recluse field in Campbell County. The Yellow Creek Deep Prospect in Uinta County, Wyoming abruptly "watered out" and is considered sub commercial.

                          RESERVE QUANTITY INFORMATION
                     (All Reserves are in the United States)

In accordance with FASB Statement No. 69, the Company is presenting required oil and gas schedules, which reflect three years of activities for the oil and gas interests, which were acquired on August 15, 2000.

                                              2001                          2000                          1999
                                              ----                          ----                          ----
                                       Bbls           Mcf            Bbls           Mcf            Bbls           Mcf
Proved developed
  and undeveloped reserves
  (a) (b)
Beginning of year                     61,623        295,968         67,688        387,246         41,777        331,954
Revision of previous estimates       (26,900)      (134,613)        (2,765)       (76,778)        30,211         83,792
Purchase of minerals in place             --             --             --             --             --             --
Extension and discoveries                 --             --             --             --             --             --
Production                            (2,060)        (6,304)        (3,300)       (14,500)        (4,300)       (28,500)
Sales or exchange of minerals
  in place                            (6,194)       (13,826)            --             --             --             --
                                    -----------------------------------------------------------------------------------
                                      26,469        141,225         61,623        295,968         67,688        387,246
                                    ===================================================================================
Proved developed reserves:
Beginning of year                     23,216        188,102         36,784        358,999         41,777        331,543
End of Year                            8,172        126,470         23,216        188,102         36,784        358,999

a) The Company has no oil and gas applicable to long-term supply agreements with the United States government or authorities in which the Company acts as producer.

b) The Company does not file reserve reports with any federal authority or agency.

       STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW AND CHANGES
                 THEREIN RELATED TO PROVED OIL AND GAS RESERVES
                     (All Reserves are in the United States)

                       Standardized Measure is as follows:

                                                2001              2000              1999
                                                ----              ----              ----
Future cash flows                           $   816,000       $ 3,050,000       $ 2,427,000
Future production and development cost         (328,000)         (868,000)         (885,000)
Future income taxes                                  --                --                --
                                            -----------       -----------       -----------
Future net cash flows                           488,000         2,182,000         1,542,000
10% annual discount rate                       (178,000)         (891,000)         (648,000)
                                            -----------       -----------       -----------
     Discounted future net cash flows       $   310,000       $ 1,291,000       $   894,000
                                            ===========       ===========       ===========

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Balance, beginning of year                   $ 1,291,000       $   894,000       $   249,000
Sales, net of production cost                    (98,000)          (93,000)          (74,000)
Net changes in process and production
   costs                                        (429,000)          539,000           485,000
Discoveries and purchase of reserves in
   place                                              --                --                --
Development costs incurred                       (10,000)               --            (3,000)
Sales or exchange of minerals in place          (174,000)               --                --
Revision of previous quantity estimates         (399,000)         (138,000)          212,000
Accretion of discount                            129,000            89,000            25,000
                                             -----------       -----------       -----------
     Balance, end of year                    $   310,000       $ 1,291,000       $   894,000
                                             ===========       ===========       ===========

                     Net Quantities of Oil and Gas Produced

     The net quantities of oil and gas produced by the properties which were acquired by the Company on August 15, 2000, for each of the last three fiscal years are as follow:

                                 Oil (bbls)         Gas (Mcf)
                                 ----------         ---------

                  2001              2,060             6,304
                  2000              3,300            14,500
                  1999              4,300            28,500

Average Sales Price and Production Costs

     The following table reflects information concerning average sales price and production costs for the acquired properties for each of the last three fiscal years:

                                  2001        2000        1999
                                  ----        ----        ----
Average sales price per bbl      $26.48      $14.37      $14.10
Average sales price per MCF        4.61        6.25        1.96
Average production cost per
Net equivalent bbl*               21.06        8.87        3.30

* Natural gas has been converted into equivalent bbls using a conversion ratio of 6:1.

Productive Wells

The following table reflects the total gross and net wells, expressed separately for oil and gas as of December 31, 2001.

                                  Gross                      Net
                                  -----                      ---
                              Oil        Gas           Oil         Gas
                              ---        ---           ---         ---
                               4          2            0.51        0.51

Drilling Activity

The following reflects the exploratory and development wells drilled for the past three years.

                                Exploratory Wells

                  Productive                           Dry                         Total Wells
                  ----------                           ---                         -----------
            Gross            Net             Gross              Net            Gross          Net
2001          0               0                0                 0               0             0
2000          0               0                0                 0               0             0
1999          0               0                0                 0               0             0

                                Development Wells

                  Productive                           Dry                         Total Wells
                  ----------                           ---                         -----------
2001          0               0                0                 0               0              0
2000          0               0                0                 0               0              0
1999          0               0                0                 0               0              0

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

Properties - Real Estate

     The Company leases the buildings which the Technologies Division occupies in Arvada, Colorado, and the office space occupied by the Lands Division in Lakewood, Colorado. The Company's corporate headquarters are located in the same office space occupied by the Land Division in Lakewood, Colorado.

Item 3.  Legal Proceedings.

     A class action was commenced on June 4, 2001, in the United States District Court for the Southern District of New York by a shareholder who alleged that he had purchased shares of the Company during April and May in reliance on a press release issued by the Company concerning project financing for the construction of a natural gas conversion plant for Blue Star. The complaint alleged that the press release overstated the role of Credit Suisse First Boston Corporation in the potential financing and was therefore false and misleading. Thereafter, two additional class actions were commenced by two other shareholders on June 7, 2001, and July 11, 2001, based on similar allegations. On October 25, 2001, the three actions were consolidated into a single action. On October 30, 2001 a fourth class action was commenced against the same defendants, based on similar allegations. On November 2, 2001, a consolidated amended complaint was filed which substantially repeated the allegations of the four prior complaints and referred to another Company press release which the plaintiffs alleged contained misleading statements.

     The defendants in the consolidated action are the Company, Walter W. Tyler, Milton E. Stanson, Vincent P. Iannazzo, David H. Peipers, Universal Equities Consolidated, LLC and Thorn Tree Resources, LLC. The relief sought is money damages in an unstated amount. A motion on behalf of all the defendants to dismiss the complaint was made on December 17, 2001 and is presently pending.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted for a vote or approval of security holders during the fourth quarter of the fiscal year covered by this report. However, a special meeting in lieu of the annual meeting of shareholders was held following such period on February 22, 2002, at which the following matters were voted upon:

     The following directors were elected at the meeting: Noel J. Brown, James
H. Feldhake, Milton E. Stanson and Walter W. Tyler.

The tabulation of votes was as follows:

Name of Candidate                 Votes For             Votes Withheld
-----------------                 ---------             --------------
Noel J. Brown                    24,828,202                   27,137
James H. Feldhake                24,828,874                   26,465
Frank J. Hagan, Jr                  912,376               23,942,963
Milton E. Stanson                24,824,266                   31,073
Walter W. Tyler                  23,916,296

     The terms of office of the following directors continued after the meeting:
Vincent P. Iannazzo and David H. Peipers.

     A proposal to approve an Employees' Incentive Stock Option Plan was approved. The tabulation of votes was as follows:

   For                              Against                   Abstain
   ---                              -------                   -------
24,815,362                          37,139                     2,838

                                     PART II

Item 5.  Market for Common Equity and Related  Stockholder Matters.

     The principal market where the Company's common stock, $.01 par value per share (the "Common Stock"), is traded is the Small Cap Market of the Nasdaq Stock Exchange.

     The high and low market bid prices of the Company's Common Stock during each quarter of the last two fiscal years were as follows:

                            High             Low
                            ----             ---
2000, 1st quarter          $ 8.50          $ 1.06
2000, 2nd quarter            8.50            2.94
2000, 3rd quarter            8.63            5.63
2000, 4th quarter            7.00            3.63
2001, 1st quarter           13.01            4.18
2001, 2nd quarter           35.12            3.96
2001, 3rd quarter           10.88            5.31
2001, 4th quarter            7.20            2.58

     On March 29, 2002, the closing price for the Common Stock as reported by NASDAQ was $ 3.23 per share.

     At December 31, 2001, there were 715 holders of record of the Company's Common Stock.

     No cash dividends have been paid in the past two years. Because the Lands Division is in the exploration stage and the Technologies Division is in the developmental stage, it is unlikely that cash dividends will be paid in 2002. However, the following stock dividends have been declared in the last two years: a 7-1/2 % stock dividend to holders of record at May 1, 2000, payable on June 1, 2000; a 5% stock dividend to holders of record at April 16, 2001, payable on May 14, 2001; a 2-1/2% stock dividend to holders of record at November 16, 2001, payable on December 14, 2001; and a 2-1/2 % stock dividend to holders of record at February 28, 2002, payable on March 28, 2002.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The Company's plan of operation for the next 12 months relates to both the Lands Division and the Technologies Division.

     In the case of the Lands Division, it is the Company's plan to proceed with the exploration and development of the properties referred to in Item 1 and to continue to maintain the Company's rights with respect to other properties which are expected to be the subject of the proposed new agreement being negotiated with Doyon.

     In the case of the Technologies Division, the Company is currently considering the development of the ten barrel per day plant described in Item 1.

     The Company's total funding requirements for 2002 are expected to be approximately $10.8 million, which includes approximately $2.2 million for the Lands Division, assuming the consummation of the proposed new agreement with Doyon under the proposed terms outlined in Item 1 above, and $7.8 million for the Technologies Division, assuming that the Company begins building a ten barrel per day plant. The Company does not anticipate earning material revenues in 2002. If the Company is unable to raise financing to develop the ten barrel per day plant, its required funding for the Technologies Division would decrease by approximately $4.2 million. Thorn Tree has so far loaned or agreed to loan the Company in 2002 an aggregate of $2,662,100. The Company plans to meet the remaining 2002 funding requirements by borrowing additional funds from Thorn Tree and/or seeking equity or debt financing from other investors or the public. As the Company has not entered into any agreements with Thorn Tree or other investors, there can be no assurance that Thorn Tree will make additional loans or that the Company's efforts to obtain equity or debt financing from other investors or the public will be successful. If the Company does obtain financing, it may not be on terms favorable to the Company. As of the date of this report, Thorn Tree has given no indication to the Company that it intends to make or decline to make additional advances to the Company in 2002 in excess of the $2,662,000 it previously agreed to loan the Company.

     The Company intends to request the financial institution which agreed to use its diligent and good faith efforts to provide commitments for a natural gas conversion plant made up of 500 barrel per day modules to permit modification of that agreement to cover the contemplated ten barrel per day unit intended to be the subject of Blue Star's developmental efforts in 2002. The agreement is dated as of April 4, 2001 and has a term of one year, subject to extensions by mutual agreement of the parties, and, therefore, it will be necessary to request an extension as well as a modification of that agreement to obtain financing for the contemplated ten barrel per day plant. There can be no assurance that the Company will be successful in obtaining such modification and extension or that, if obtained, they will be on terms favorable to the Company or will result in timely financing for the proposed ten barrel per day plant.

     The principal changes in the financial position of the Company over the past two years have been the reduction in cash resources and shareholder equity and the increase in indebtedness to a related party, shown in the financial statements, which changes are the result, primarily, of the expenditures for the Lands Division's exploration and for the Technologies Division's research and development.

     The funding requirements for the Company's oil and gas operations have been largely eliminated as a result of the Company's disposal of its working interests in wells on which the Company was subject to liability on open cash calls. It is expected that the expenses of maintaining the Company's remaining working interests will be less than the revenues. The revolving credit agreement with a bank that previously furnished funds for cash calls and other expenses has been terminated, and the Company is presently negotiating an agreement with the bank for liquidation of the approximately $150,000 of the Company's existing indebtedness to that bank.

     There are no expected purchases of plant and significant equipment except for the Technologies Division's plans referred to in Item 1.

     The Technologies Division intends to continue product research and development on a continuous basis to discover and develop improvements in its processes for the conversion of natural gas.

     Because the Lands Division is in the exploration stage and the Technologies Division is in the developmental stage, the costs of operating those divisions will have a negative impact on liquidity. While nominal revenues are expected to continue to be provided by the Company's oil and gas operations, they are not likely to be enough to offset the cash requirements of the Lands and Technology Divisions. The ability to make contractually required expenditures and payments will be necessary for retention of the Company's mineral rights.

     The Company owes $1,085,000, plus accrued interest, to Thorn Tree, which will mature on July 31, 2002; $200,000, plus accrued interest, to Universal, which will mature on July 31, 2002 (together, the "June 2001 Financing"); $6,000,000, plus accrued interest, to Thorn Tree, which will mature on December 31, 2002; $628,000, plus accrued interest, to Thorn Tree, which will mature on April 23, 2002; $2,034,000, plus accrued interest, to Thorn Tree, which will mature on June 1, 2002; and $1,727,000, plus accrued to interest, to Equistar (the "Equistar Obligation"), which will mature on July 31, 2002. The maturity dates for the June 2001 Financing and the Equistar Obligation have been extended in accordance with the terms of the Settlement Agreement, as described below.

     The Company does not have any cash resources or sources of anticipated revenue with which to repay the indebtedness that will come due in 2002 to Thorn Tree, Universal and Equistar.

     Vincent P. Iannazzo, Milton E. Stanson, David H. Peipers, Thorn Tree, and Universal (collectively, the "Controlling Shareholders"), The Cornerhouse Limited Partnership, The Winsome Limited Partnership, the Company, Equistar, Sixth Avenue Associates LLC and Ms. Dorothy D. Eweson (Sixth Avenue Associates LLC and Ms. Dorothy D. Eweson are referred to herein as the "Controlling Shareholders' Lenders") entered into a settlement agreement (the "Settlement Agreement") on April 12, 2002 to resolve outstanding disputes among the parties. Pursuant to the Settlement Agreement, among other things, the parties agreed that the June 2001 Financing owed by the Company to Thorn Tree and Universal shall not be repaid, without the prior written consent of Sixth Avenue Associates LLC, until the debt owed to the Controlling Shareholders' Lenders by Equistar and secured by shares owned by each of Thorn Tree and Universal (the "Stockholder Debt") is satisfied in full in cash. Further, Universal and Equistar agreed to extend the maturity date of the indebtedness owed to them by the Company, as more fully described above, until the earlier of (i) the satisfaction in full in cash of all loans and obligations owed by Universal and certain of its affiliates to Sixth Avenue Associates LLC, Thorn Tree and certain of their affiliates, and (ii) the completion of the period that is three years from the date of the Settlement Agreement, as such period may be extended from time to time (the "Standstill Period").

     The Settlement Agreement also provides that during the Standstill Period, Universal shall have the right to nominate one person, with the consent of each of Stanson and Iannazzo, reasonably acceptable to Sixth Avenue Associates LLC, to serve on the Company's board of directors. Sixth Avenue Associates LLC shall have the right to nominate all other members to serve on the Company's board of directors until Universal satisfies in full in cash its obligations to the Controlling Shareholders' Lenders. Upon such satisfaction in full in cash, the right to nominate all other members to serve on the Company's board of directors will inure to the benefit of David H. Peipers until the debt owed to Thorn Tree and certain of its affiliates by Universal and certain of its affiliates has been satisfied in full in cash.

     In connection with the Settlement Agreement the Company, Sixth Avenue Associates LLC, Thorn Tree and Universal entered into a Registration Rights Agreement, dated April 12, 2002, pursuant to which the Company, at its expense, agrees to use its best efforts to file a shelf registration statement for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), covering (i) 24,214,204 shares of Common Stock pledged by Thorn Tree and Universal to Sixth Avenue Associates LLC in connection with the Settlement Agreement and (ii) the 300,000 shares of Common Stock retained by Universal in connection with the Settlement Agreement, to become effective under the Securities Act on the day next following the Effective Date, or at the earliest possible time thereafter.

                        EMEX CORPORATION AND SUBSIDIARIES
             ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                                      Index

                                                                          Page
                                                                         Number
                                                                         ------

Report of Independent Certified Public Accountants                        F-1

Financial Statement:

      Consolidated Balance Sheets as of December 31, 2001 and 2000        F-2

      Consolidated Statements of Operations and
           Comprehensive Loss for the Years Ended
           December 31, 2001, 2000 and 1999                               F-3

      Consolidated Statements of Shareholders' Equity
           for the Years Ended December 31, 2001, 2000 and 1999           F-4

      Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999                               F-5

      Notes to Consolidated Financial Statements                      F-6 - F-25


                                     F-1(a)

                       LOVELETT, SKOGEN & ASSOCIATES, P.C.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Emex Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Emex Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of Emex Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emex Corporation and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the financial statements, Emex Corporation and Subsidiaries incurred a net loss of $9,139,000 for 2001 and has incurred substantial net losses for each of the past three years. At December 31, 2001, current liabilities exceeded current assets by $9,091,000 and total liabilities exceed total assets by $5,919,000. These factors, and the others discussed in Note 16, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                         /s/ Lovelett, Skogen & Associates, P.C.

Casper, Wyoming
March 8, 2002, except for Note 3, as to
 which the date is April 12, 2002

EMEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

                                                                       2001             2000
                                                                       ----             ----
          ASSETS
          ------
CURRENT ASSETS
  Cash                                                            $    558,000      $  2,279,000
  Accounts receivable                                                   11,000            35,000
  Other current assets                                                 263,000            80,000
                                                                  ------------      ------------
    Total current assets                                               832,000         2,394,000
                                                                  ------------      ------------

PROPERTY AND EQUIPMENT, net                                          2,806,000         2,738,000
                                                                  ------------      ------------

INVESTMENTS AND OTHER ASSETS
  Note receivable                                                       18,000            24,000
  Available for sale investments                                        10,000             5,000
  Goodwill, net                                                        334,000           373,000
  Other assets                                                          39,000           154,000
                                                                  ------------      ------------
                                                                       401,000           556,000
                                                                  ------------      ------------
                                                                  $  4,039,000      $  5,688,000
                                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Notes payable                                                   $    146,000      $    152,000
  Notes payable - related party                                      9,017,000                --
  Capital lease obligation                                              28,000            18,000
  Accounts payable                                                     609,000           437,000
  Accrued liabilities                                                  123,000           134,000
                                                                  ------------      ------------
    Total current liabilities                                        9,923,000           741,000
                                                                  ------------      ------------

LONG TERM DEBT
  Notes payable - related party                                             --         1,619,000
  Capital lease obligation                                              35,000            55,000
                                                                  ------------      ------------
                                                                        35,000         1,674,000
                                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                           --              0.00

SHAREHOLDERS' EQUITY
  Capital stock:
  Preferred stock, $.01 par value, 997,000 shares
     authorized , no shares issued                                          --              0.00
  Common stock, $.01 par value, 50,000,000 shares authorized,
  25,111,590 and 23,328,364 shares issued and outstanding
  in 2001 and 2000 respectively                                        251,000           233,000
  Capital in excess of par value of common stock                    29,377,000        17,957,000
  Accumulated other comprehensive loss                                 (64,000)          (11,000)
  Accumulated deficit                                              (35,483,000)      (14,906,000)
                                                                  ------------      ------------
                                                                    (5,919,000)        3,273,000
                                                                  ------------      ------------
                                                                  $  4,039,000      $  5,688,000
                                                                  ============      ============

                 See notes to consolidated financial statements

EMEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                           2001              2000              1999
                                                       ------------      ------------      ------------
OPERATIONS

Operating revenue:
  Oil and gas sales                                    $     83,000      $     61,000      $         --
  Consulting fees                                             5,000            14,000                --
                                                       ------------      ------------      ------------
                                                             88,000            75,000                --
                                                       ------------      ------------      ------------

Operating expenses:

  Lease operating                                           129,000            24,000                --
  Exploration                                             3,928,000         2,409,000         3,047,000
  Research and development                                1,232,000           649,000            68,000
  Depreciation, depletion, and amortization                 349,000           115,000            38,000
  Impairment of oil and gas properties                      493,000                --                --
  General and administrative                              2,786,000         2,252,000         1,662,000
                                                       ------------      ------------      ------------
                                                          8,917,000         5,449,000         4,815,000
                                                       ------------      ------------      ------------

Operating loss from continuing operations                (8,829,000)       (5,374,000)       (4,815,000)

Other income (expense):
  Other income                                                   --                --            13,000
  Interest income                                            15,000            96,000                --
  Interest expense                                         (325,000)         (474,000)         (454,000)
                                                       ------------      ------------      ------------

Loss from continuing operations before taxes             (9,139,000)       (5,752,000)       (5,256,000)

Provision for taxes:
  Current                                                        --                --                --
                                                       ------------      ------------      ------------

Net loss                                               $ (9,139,000)     $ (5,752,000)     $ (5,256,000)
                                                       ============      ============      ============

Loss per share:
Weighted average number of
  common shares outstanding                              25,111,590        24,368,214        23,916,294

Basic and diluted loss                                 $      (0.36)     $      (0.24)     $      (0.22)
                                                       ============      ============      ============

COMPREHENSIVE LOSS

Net loss                                               $ (9,139,000)     $ (5,752,000)     $ (5,256,000)
Other comprehensive loss:
  Unrealized loss on available-for-sale securities          (49,000)           (6,000)           (5,000)
  Change in currency translation                             (4,000)               --                --
                                                       ------------      ------------      ------------

Comprehensive loss                                     $ (9,192,000)     $ (5,758,000)     $ (5,261,000)
                                                       ============      ============      ============

                 See notes to consolidated financial statements

EMEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                                     Accumu-             Accumu-
                                                    Common Stock Issued            Capital in         lated              lated
                                                    -------------------             Excess of     Other Compre-         Earnings
                                                  Shares           Amount           Par Value     hensive (loss)       (Deficit)
                                                  ------           ------           ---------     --------------       ---------
Balance December 31, 1998                       20,000,000      $      1,000      $         --     $         --      $ (3,771,000)
Common stock issued for Zeus Consolidated
    Holdings, Inc, and Blue Star
    Sustainable Technologies Corporation            47,500             4,000                --               --                --
Net (loss)                                              --                --                --               --        (5,256,000)
Other comprehensive (loss)                              --                --                --           (5,000)               --
                                              ------------      ------------      ------------     ------------      ------------
Balance December 31, 1999                       20,047,500             5,000                --           (5,000)       (9,027,000)
Stock of subsidiaries acquired by Emex         (20,047,500)           (5,000)               --               --                --
Stock of Emex outstanding prior to the
  acquisition                                    1,156,489            11,000         1,353,000               --                --
Stock of Emex issued to shareholders in
  acquisition                                   22,171,875           222,000        14,985,000               --                --
Contribution of subsidiary by affiliates                --                --           129,000               --          (127,000)
Foregiveness of debt - affiliate                        --                --         1,490,000               --                --
Net (loss)                                              --                --                --               --        (5,752,000)
Other comprehensive (loss)                              --                --                --           (6,000)               --
                                              ------------      ------------      ------------     ------------      ------------
Balance December 31, 2000                       23,328,364           233,000        17,957,000          (11,000)      (14,906,000)
Stock dividends                                  1,783,226            18,000        11,420,000               --       (11,438,000)
Net (loss)                                              --                --                --               --        (9,139,000)
Other comprehensive (loss)                              --                --                --          (53,000)               --
                                              ------------      ------------      ------------     ------------      ------------
Balance December 31, 2001                       25,111,590      $    251,000      $ 29,377,000     $    (64,000)     $(35,483,000)
                                              ============      ============      ============     ============      ============

     See notes to consolidated financial statements

EMEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                       2001              2000              1999
                                                                       ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $ (9,139,000)     $ (5,752,000)     $ (5,256,000)

    Add: Depreciation and depletion and amortization                   349,000           115,000            38,000
         Impairment of oil and gas properties                          493,000                --                --
         Surrender of oil and gas properties                            64,000                --                --
         Accrued interest                                              293,000           468,000           454,000

    Changes in assets and liabilities:
         Accounts receivable                                            18,000           (35,000)           46,000
         Other current assets                                         (177,000)          (75,000)            4,000
         Other assets                                                   (4,000)         (149,000)           (6,000)
         Accounts payable                                              172,000           130,000          (114,000)
         Accrued liabilities                                           (11,000)          114,000             6,000
                                                                  ------------      ------------      ------------
       Cash used in operating activities                            (7,942,000)       (5,184,000)       (4,828,000)
                                                                  ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets                                       (557,000)         (549,000)         (104,000)
    Lease option                                                      (300,000)         (300,000)         (400,000)
    Marketable securities - available for sale                              --                --           (17,000)
                                                                  ------------      ------------      ------------
       Cash used in investing activities                              (857,000)         (849,000)         (521,000)
                                                                  ------------      ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable                                                    7,100,000         3,302,000         5,381,000
    Capital lease payments                                             (22,000)           (8,000)               --
    Notes receivable                                                        --           (29,000)               --
    Sale of stock                                                           --         5,000,000             4,000
                                                                  ------------      ------------      ------------
       Cash provided by financing activities                         7,078,000         8,265,000         5,385,000
                                                                  ------------      ------------      ------------

NET INCREASE (DECREASE)  IN CASH                                    (1,721,000)        2,232,000            36,000

CASH AT BEGINNING OF YEAR                                            2,279,000            47,000            11,000
                                                                  ------------      ------------      ------------

CASH AT END OF PERIOD                                             $    558,000      $  2,279,000      $     47,000
                                                                  ============      ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                    $     32,000      $      6,000      $         --
      Income taxes                                                          --                --                --

    Schedule of Noncash Investing and Financing Transactions:
      Capital lease obligation incurred for
          purchase of equipment                                         12,000            81,000                --

      Stock dividend                                                11,438,000                --                --

      Marketable securites received in payment of
           account receivable                                           53,000                --                --

      Marketable securities received in payment for
           option                                                        5,000                --                --

      Exchange of shares for notes                                          --        10,200,000                --

      Exchange of shares for stock of various
           subsidiaries                                                     --             7,000                --

      Contribution to capital of shares of Blue Star                        --           129,000                --

      Acquisition of goodwill with shares                                   --           387,000                --

      Acquisition of net assets with shares                                 --           973,000                --

      Forgiveness of accrued interest due to Equistar                       --         1,490,000                --

See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

The business of the Company is carried on principally through two divisions, namely, the Company's Lands Division, which is engaged primarily, through subsidiaries, in exploration for and development of gold and other metal and mineral resources in Alaska, and the Company's Technologies Division, which is primarily engaged, through a subsidiary, in the development of environmentally friendly technologies related to the conversion of natural gas into liquid fuels, specialty chemicals and waxes and other products, with co-generation of electricity and production of potable water as additional results of the process. In addition, the Company continues to hold working interests in several oil and gas properties. In February 2001 the Company's name was changed to Emex Corporation.

On August 15, 2000, a transaction (the "Transaction") was effected between Emex Corporation ("Emex")(formerly known as Hawks Industries, Inc.) and Universal Equities Consolidated, LLC and Thorn Tree Resources, LLC (collectively referred to as "Buyers"), which resulted in the Buyers securing a controlling interest in Emex's common stock. In the Transaction, the Buyers acquired 22,171,876 shares, or approximately 95%, of the common stock of Emex, in exchange for $5 million in cash, approximately 85% of the outstanding shares of North Star Exploration, Inc. ("North Star") and Zeus Consolidated Holdings, Inc ("Zeus") and the rights to $10.2 million of indebtedness owed by North Star to the Buyers (a total purchase price valued at approximately $33,000,000).

The Transaction was accounted for as a reverse acquisition and North Star and Zeus, previously under common control, were considered the acquirers. Consequently, the 1,156,489 outstanding shares of Emex on the date of acquisition were valued at the average trading price of the stock for the period from two days before until two days after the announcement of the transaction, or $1.18 per share, resulting in a purchase price of $1,364,657. The purchase price was allocated $860,460 to oil and gas properties, $116,719 to other current assets and $387,478 to goodwill. The $5 million in cash and the $10.2 million in receivables contributed by the Buyers, and the purchase price noted above of $1,364,657, resulted in total additional capital from the Transaction of $16,564,657. Subsequent to the Transaction, on September 8, 2000, the Buyers also contributed the assets of Blue Star Sustainable Technologies Corporation ("Blue Star") with a book value of $129,089 to the combined company. Because of the previous common ownership of North Star, Zeus and Blue Star, the historical financial statements presented herein have been restated as a reorganization of entities under common control to reflect the operations of North Star, Zeus and Blue Star as if the companies had been combined for all periods presented. In addition, the statement of operations for the year ended December 31, 2000 include the operations for Emex for the period from August 15, 2000 through December 31, 2000. All references to "Emex" or the "Company" refer to North Star, Zeus and Blue Star prior to August 15, 2000 and to the three companies and Emex for the period subsequent to August 15, 2000. The Company is incorporated in the State of Nevada.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

North Star, Zeus and Platinum Palladium Exploration, Inc. ("Platinum Palladium") are primarily engaged in acquiring, exploring and developing certain mineral properties in the State of Alaska. Blue Star is primarily engaged in developing and deploying innovative energy technology serving present and future global markets. Blue Star has spent $1,233,000 and $649,000 in Company sponsored research and development activities in 2001 and 2000, respectively. Emex is engaged in oil and gas producing activities in Wyoming and Utah.

PRO FORMA RESULTS OF OPERATIONS

The following table reflects the pro forma results of operations for the years ended December 31, 2001, 2000 and 1999, as though the Transaction had occurred as of January 1, 1999. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                             2001            2000            1999
                                             ----            ----            ----
     Revenues                            $    88,000     $   158,000     $   102,000
     Net loss                             (9,139,000)     (5,751,000)     (5,266,000)
     Basic and diluted loss per share           (.36)           (.24)           (.22)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, North Star (90% ownership), Zeus (89.5% ownership), Blue Star (95% ownership) and Platinum Palladium Holdings, Inc. and their wholly owned subsidiaries, Zeus Exploration, Inc. and Platinum Palladium (85% ownership). All significant intercompany balances and transactions have been eliminated in consolidation. The Company has recorded 100% of the losses attributable to the minority interest owners in North Star, Zeus, Blue Star and Platinum Palladium, as the cumulative losses for those companies has eliminated minority interest owners' equity. Accordingly, minority interest has been reduced to zero in the accompanying consolidated balance sheets.

Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities as prescribed by Statement of Financial Accounting Standards ("SFAS") Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Under this method, the costs of unsuccessful exploratory wells and delay rentals are expensed as incurred. Lease acquisition costs and costs of drilling and equipping productive exploratory and all development wells are capitalized. Depreciation and depletion of producing properties and equipment is computed by the unit-of-production method using Company estimates of unrecovered proved producing oil and gas reserves.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operating expense as incurred, and expenditures for additions and betterments

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain of loss is reflected in the statements of operations.

Depreciation of property and equipment is calculated using either straight-line or accelerated methods over estimated useful lives, which range from 4.5 years to 39 years.

Income Taxes

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when those amounts are realized or settled.

Common Stock Issued and Outstanding and Loss Per Share

The Company uses the weighted average number of shares outstanding in calculating loss per share data. The common shares issued to the controlling shareholders in the Transaction are considered outstanding for all periods presented. The outstanding shares of the shareholders of Emex as of the Transaction are deemed outstanding for the period August 15, 2000 through December 31, 2000. There were no common stock equivalents for any of the periods presented. The weighted average number of shares outstanding and net loss per share information for 2000 and 1999 have been restated to reflect the effects of the stock dividends during 2001.

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

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company's operations will be significantly affected by the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors that are beyond the Company's control. A further sustained period of low gold prices could have a material adverse effect on the Company's financial position, results of operations and ability to raise additional financing.

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

Concentration of Credit Risk

Cash accounts at banks are insured by the FDIC for up to $ 100,000. Amounts in excess of insured limits were approximately $ 418,000 at December 31, 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Covenant not to compete

The covenant not to compete is being amortized over the four year life of the agreement on the straight-line method.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the excess of the cost of the company acquired over the fair value of its net assets at the date of acquisition and is being amortized by the straight-line method over 10 years, the estimated economic useful life. This life is based on the factors influencing the acquisition decision. Goodwill at December 31, 2001 and December 31, 2000 is reported on the balance sheet, net amortization of $53,300 and $14,500, respectively.

Bad debts

Accounts receivable consists of amounts due from oil and gas production from two payers. Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by accounting principles generally accepted in the United States of America.

Comprehensive Loss

The Company reports comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income." Accordingly, the consolidated statements of comprehensive loss are included on page F-3, while accumulated other comprehensive (loss) is included in the Shareholders' Equity section of the balance sheet on page F-2. Amounts include gains and losses on foreign currency translation adjustments of $4,000 and unrealized gains and losses on marketable securities of $60,000.

Marketable Securities

The Company accounts for marketable securities in accordance with provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Available for Sale Securities are reported at fair market value, with unrealized gains and losses excluded from earnings and reported separately as a component of shareholders' equity. The Company's marketable securities consist of listed common stocks with an aggregate cost, based in specific identification, of $10,000 as of December 31, 2001. The gross unrealized holding losses as of December 31, 2001 were $60,000. Under SFAS No. 115 all of the Company's securities have readily determinable fair values and are classified as Available for Sale Securities.

Impact of Recently Issued Accounting Pronouncements

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," addresses how goodwill and other intangible assets should be accounted for after they have been initially

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recognized in the financial statements. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized but rather be tested at least annually for impairment. Goodwill and intangible assets that have finite lives will continue to be amortized over their useful lives. The company will adopt SFAS No. 142 during 2002 and, based on current circumstances, does not believe the effects of the adoption will be materially different.

NOTE 3 - RELATED PARTY ACTIVITY

At December 31, 2001 and 2000, the Company had advances from Equistar Consolidated Holdings, LLC ("Equistar"), a Nevada limited liability company, the members of which are Thorn Tree Resources, LLC ("Thorn Tree") and Universal Equities, LLC ("Universal"), major shareholders of the company, totaling $1,548,000 and $1,549,000 respectively. The advances accrue interest at 7% per annum and are due to be repaid on July 31, 2002.

Accrued interest on the advances totaled $178,000 and $70,000 at December 31, 2001 and 2000, respectively. Interest expense on advances were $108,000 and $70,000 for the years ended December 31, 2001 and 2000 respectively.

The Company's funding agreement with Equistar expired on March 31, 2001. Subsequent thereto, the Company received written confirmation from Universal and Thorn Tree that they were prepared to furnish the necessary bridge funding referred to in the management discussion and analysis and plan of operation in the Company's report on Form 10-KSB for the year ended December 31, 2000. Thorn Tree has advised the Company that Thorn Tree believes it has satisfied that obligation when it made the advances pursuant to the Note described below. The Company's ability to continue as a going concern is dependent upon continued support of that kind or obtaining an alternative source of financing.

As part of the bridge financing, during the quarter ended June 30, 2001, the Company received loan proceeds in the amount of $1,085,000 from Thorn Tree and $200,000 from Universal. These loans accrue interest at 7% per annum and are due to be repaid on July 31, 2002. Prior to maturity, these loans can be converted at the lender's election, into shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at the rate of one share of Common Stock for each $10 of the loan principal and interest.

Accrued interest and interest expense as of December 31, 2001 for these loans totaled $42,000 to Thorn Tree Resources, L.L.C. and $9,000 to Universal Equities Consolidated, LLC.

On October 17, 2001 the Company entered into a formal bridge financing arrangement with Thorn Tree (the "Bridge Financing"). Pursuant to the terms and conditions contained in a Secured Grid Note ("Note"), Thorn Tree agreed to loan the Company up to an aggregate principal amount of $6.0 million through December 31, 2001. At December 31, 2001 $5,820,000 had been loaned to the Company and by January 25, 2002 the entire $6.0 million dollars had been loaned. Interest on the unpaid principal amount due at maturity is computed at an annual rate of 3% over the prime rate of JP

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY ACTIVITY (continued)

Morgan Chase & Co., compounded monthly. The Note is secured by all the assets of the Company and its subsidiaries pursuant to a general security agreement (the "General Security Agreement"). The General Security Agreement includes provisions defining defaults under other agreements of the Company as defaults under the General Security Agreement that could allow Thorn Tree to foreclose on the Company's or its subsidiaries' assets. The terms of the Note provide that the Company will not perform the following actions without the consent of Thorn
Tree: (i) liquidate or dissolve; (ii) sell, transfer, lease or otherwise dispose of its assets and properties or grant options, warrants or other rights with respect to its property or assets, with certain exceptions; (iii) purchase, redeem or retire, or make any dividend or distribution on account of, any equity and/or debt securities of the Company, except for certain dividends payable in Common Stock until June 30, 2002; (iv) create, incur, assume or suffer to exist any indebtedness, with certain exceptions; (v) create, incur, assume or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien, preference, priority or preferential arrangement on its property, revenues or assets, with certain exceptions; (vi) purchase, own, invest in or acquire any stock or other securities, with certain exceptions;
(vii) enter into any transaction with any person or entity affiliated with the Company where the transaction is valued in excess of $50,000; and (viii) issue any securities of the Company, with certain exceptions. Additionally, the Company must obtain the written consent of Thorn Tree before taking the following actions: (i) amending or extending the Option Agreement between Doyon and North Star; (ii) committing to any new material expenditures in excess of $100,000; (iii) settling any material litigation; and (iv) hiring any new executive officers of the Company. All principal and interest under the Note is due on December 31, 2002. The outstanding balance under the Note may be prepaid by the Company at any time without penalty. The terms of the Note allow Thorn Tree to elect, in its sole discretion, to convert at any time some or all of the principal amount outstanding under the Note and any accrued interest thereon into shares of the Common Stock, at a price equal to $7 per share of Common Stock, subject to certain anti-dilution adjustments. The Company also issued to Thorn Tree warrants to purchase 500,000 shares of Common Stock, at any time until October 17, 2006, at a price of $7.00 per share, subject to certain anti-dilution adjustments. Thorn Tree was granted the right to include the shares underlying the warrants in the Company's future registration statements.

Accrued interest and interest expense as of December 31, 2001 for these loans totaled $134,000.

After the period reported on, effective January 23, 2002, Thorn Tree made an additional loan to the Company in the sum of $628,000 on terms similar to the Bridge Financing. The additional loan will mature on April 23, 2002. Under its terms, Thorn Tree may elect, in its sole discretion, to convert at any time some or all of the principal amount outstanding on the loan and any accrued interest thereon into shares of Common Stock at a price of $3.01 per share, subject to certain anti-dilution adjustments. In connection with the loan, the Company granted Thorn Tree warrants to purchase 53,525 shares of Common Stock, at any time until January 23, 2007, at a price of $3.01 per share, subject to certain anti-dilution adjustments.

Effective February 11, 2002, Thorn Tree agreed to make a loan to the Company, in the form of advances through April 30, 2002, in the aggregate amount of $2,034,100, maturing on June 1, 2002.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY ACTIVITY (continued)

The loan will bear interest at an annual rate of 5% over the prime rate of JP Morgan Chase & Co., compounded monthly. The default rate of interest is 7% over such prime rate payable on demand. Thorn Tree is given the right, in its sole discretion, to convert at any time all or part of the principal amount outstanding under the loan and any accrued interest thereon into shares of Common Stock at a price of $3.00 per share, subject to certain anti-dilution adjustments. All other terms are similar to the Bridge Financing. In connection with this loan, the Company granted to Thorn Tree warrants to purchase 170,000 shares of Common Stock, at any time until February 11, 2007, at a price of $3.00 per share, subject to certain to certain anti-dilution adjustment.

The Company owes $1,085,000, plus accrued interest, to Thorn Tree, which will mature on July 31, 2002; $200,000, plus accrued interest, to Universal, which will mature on July 31, 2002 (together, the "June 2001 Financing"); $6,000,000, plus accrued interest, to Thorn Tree, which will mature on December 31, 2002; $628,000, plus accrued interest, to Thorn Tree, which will mature on June 1, 2002; and $1,727,000, plus accrued to interest, to Equistar (the "Equistar Obligation"), which will mature on July 31, 2002. The maturity dates for the June 2001 Financing and the Equistar Obligation have been extended in accordance with the terns of the Settlement Agreement, as described below.

Vincent P. Iannazzo, Milton E. Stanson, David H. Peipers, Thorn Tree and Universal (collectively, the "Controlling Shareholders"), The Cornerhouse Limited Partnership, The Winsome Limited Partnership, the Company, Equistar, Sixth Avenue Associates LLC and Ms. Dorothy D. Eweson (Sixth Avenue Associates LLC and Ms. Dorothy D. Eweson are referred to herein as the "Controlling Shareholders' Lenders") entered into a settlement agreement (the "Settlement Agreement") on April 12, 2002 to resolve outstanding disputes among the parties. Pursuant to the Settlement Agreement, among other things, the parties agreed that the June 2001 Financing owed by the Company to Thorn Tree and Universal shall not be repaid, without the prior written consent of Sixth Avenue Associates LLC, until the debt owed to the Controlling Shareholders' Lenders by Equistar and secured by shares owned by each of Thorn Tree and Universal is satisfied in full in cash. Further, Universal and Equistar agreed to extend the maturity date of the indebtedness owed to them by the Company, as described herein, until the earlier of (i) satisfaction in full in cash of all loans and obligations owed by Universal and certain of its affiliates to Sixth Avenue Associates LLC, Thorn Tree and certain of their affiliates, and (ii) the completion of the period that is three years from the date of the Settlement Agreement, as such period may be extended from time to time (the "Standstill Period").

The Settlement Agreement also provides that during the Standstill Period, Universal shall have the right to nominate one person, with the consent of each of Stanson and Iannazzo, reasonably acceptable to Sixth Avenue Associates LLC, to serve on the Company's board of directors. Sixth Avenue Associates LLC shall have the right to nominate all other members to serve on the Company's board or directors until Universal satisfies in full in cash its obligations to the Controlling Shareholders' Lenders. Upon such satisfaction in full in cash, the right to nominate all other members to serve on the Board will inure to the benefit of David H. Peipers until the debt owed to Thorn Tree and certain of its affiliates by Universal and certain of its affiliates has been satisfied in full in cash.

In connection with the Settlement Agreement the Company, Sixth Avenue Associates LLC, Thorn Tree and Universal entered into a Registration Rights Agreement, dated April 12, 2002, pursuant to which the Company, at its expense, agrees to use its best efforts to file a shelf registration statement for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), covering (i) 24,214,204 shares of Common Stock pladged by Thorn Tree and Universal to Sixth Avenue Associates LLC in connection with the Settlement Agreement and (ii) the 300,000 shares of Common Stock retained by Universal in connection with the Settlement Agreement, to become effective under the Securities Act on the day next following the Effective Date, or at the earliest possible time thereafter.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY ACTIVITY (continued)

During the period reported on, the Company's corporate offices in New York City were occupied under a use and occupancy agreement with Equistar. Under the terms of the agreement, payments of rent were made directly by the Company to the Landlord and no payments were made to Equistar. Subsequent to the end of the period reported on the Company closed its New York offices and has ceased to occupy them. As of December 31, 2001 the Company has accrued $103,000 in rent.

The Company's secretary, Stuart G. Schwartz, is counsel to the Company. For the year ended December 31, 2001, he received legal fees from the Company of $93,000 and was owed $8,000 at year-end, which was paid in 2002. For the years ended December 31, 2000 and 1999, he received $58,000 and $17,500 respectively.

James B. Lincoln, a consultant for the Company and President of Lincoln Associates, Inc., has held the position of Senior Vice President of the Lands Division and North Star since February 5, 2002. For the years ended December 31, 2001, 2000, and 1999, Lincoln Associates was paid $244,000, $154,000 and
$130,000 respectively.

Joy Mosley, a consulting landsman for the Company and President of Mosley & Associates, Inc., has held the position of Acting Treasurer and Chief Financial Officer since February 5, 2002. For the year ended December 31, 2001, Mosley was paid $81,000 and was owed $1,000 at year end, which was paid in 2002. For the year ended December 31, 2000, Mosley was paid $50,000 and was owed $2,000 at year end, which was paid in 2001 as part of the $81,000 referred to above. For the year ended December 31, 1999, Mosley was paid $47,000

Frank J. Hagan, Jr., then a director and member of the Audit Committee, performed public relations, media, and stockholders relation services for the Company as an independent contractor. As of December 31, 2001 he had billed the Company for $17,500 of which $5,000 was paid on February 8, 2002 and $12,500 on February 13, 2002.

NOTE 4 - INDUSTRY SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Emex has three reportable industry segments: mineral resource exploration, energy resource technology and development and oil and gas producing activities. The segments are strategic business units which operate in separate industries. The segment data that follows was prepared on the same basis as Emex's consolidated financial statements. As discussed in Note 1, Emex was acquired in the third quarter of 2000. Accordingly, the segment disclosure presented includes oil and gas producing activities of the Company for the period from August 15, 2000 through December 31, 2000.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INDUSTRY SEGMENTS (continued)

                                                            2001            2000            1999
                                                            ----            ----            ----
Operating Revenue:
     Oil and gas                                        $    83,000     $    61,000     $        --
     Energy resource technology and
       development                                            5,000          14,000              --
                                                        -----------     -----------     -----------
                                                        $    88,000     $    75,000     $        --
                                                        ===========     ===========     ===========

Operating (loss):
     Oil and gas                                        $  (580,000)    $    23,000     $        --
     Energy resource technology and
       development                                       (2,077,000)     (1,577,000)       (324,000)
     Mineral resource exploration                        (4,164,000)     (3,149,000)     (4,491,000)
     Unallocated corporate expense                       (2,008,000)       (671,000)             --
                                                        -----------     -----------     -----------
                                                        $(8,829,000)    $(5,374,000)    $(4,815,000)
                                                        ===========     ===========     ===========


Total assets:
     Oil and gas                                        $   332,000     $   878,000     $        --
     Energy resource technology and
       development                                        1,453,000         795,000         106,000
     Mineral resource exploration                         1,700,000       1,423,000         894,000
     Corporate assets                                       554,000       2,592,000              --
                                                        -----------     -----------     -----------
                                                        $ 4,039,000     $ 5,688,000     $ 1,000,000
                                                        ===========     ===========     ===========

Capital expenditures
     Oil and gas                                        $    10,000     $   896,000     $        --
     Energy resource technology and
       development                                          457,000         673,000          84,000
     Mineral resource exploration                           337,000         303,000         420,000
     Corporate assets                                        33,000          30,000              --
                                                        -----------     -----------     -----------
                                                        $   837,000     $ 1,902,000     $   504,000
                                                        ===========     ===========     ===========

Depreciation, depletion impairment and amortization:
     Oil and gas                                        $   535,000     $    14,000     $        --
     Energy resource technology and
       development                                          155,000          45,000           4,000
     Mineral resource exploration                            44,000          41,000          34,000
     Corporate assets                                       108,000          15,000              --
                                                        -----------     -----------     -----------
                                                        $   842,000     $   115,000     $    38,000
                                                        ===========     ===========     ===========

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INDUSTRY SEGMENTS (continued)

                                                            2001            2000            1999
                                                            ----            ----            ----
Interest Expense:
     Oil and gas                                         $  9,000        $  6,000        $     --
     Energy resource technology and
  development                                              44,000              --           7,000
     Mineral resource exploration                         195,000         468,000         447,000
     Corporate assets                                      77,000              --              --
                                                         --------        --------        --------
                                                         $325,000        $474,000        $454,000
                                                         ========        ========        ========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Doyon Agreement

The business of the Lands Division started in May 1997 when North Star, which had been formed earlier that month, entered into an Option Agreement (the "Agreement") with Doyon, Limited ("Doyon"), a regional Alaska Native Corporation, with respect to lands as to which Doyon had received rights under the Alaska Native Claims Settlement Act. Doyon granted North Star, which is owned 90 percent by the Company and 10 percent by Doyon, the exclusive right to explore for minerals on certain of those lands until January 31, 2002, to lease prospects identified in the course of such exploration, and to develop and produce minerals pursuant to such leases. The optioned lands encompassed approximately seven million acres comprised of 24 individually named blocks, plus additional obligations to Doyon in the surrounding lands within a defined area of interest.

In order to maintain its rights, North Star was required to spend a total of $9 million over the term of the Agreement, with minimum commitments per year and with specific minimum expenditures per block. As of January 31, 2002, North Star had spent a total of approximately $11 million, which satisfied the minimum expenditure requirement under the Agreement. The agreement expired on January 31, 2002 and has not yet been renewed.

As a result of negotiations between North Star and Doyon, the Company believes agreement in principle has been reached upon the terms of a proposed new three-year option agreement to expire on December 31, 2004. These proposed terms are described below, but there can be no assurance the Company will finalize a new option agreement with Doyon on these terms or at all. Based upon the exploration work accomplished under the initial agreement, North Star has identified the targets which it believes have mineral deposits of economic significance and has decided to prioritize its future efforts accordingly. Therefore, under the proposed new agreement, North Star will be required to make expenditures with respect to only five of the original 24 Doyon land blocks, and North Star's option rights will be limited to those five land blocks, which cover approximately 1.2 million acres as compared with the 7 million acres covered by the original agreement. The minimum annual

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

exploration payments required of North Star under the proposed new agreement will be $1,000,000 for the first year, $470,000 for the second year and $1,100,000 for the third year, amounting to a total required minimum expenditure of $2,570,000 for the full three year term of the new agreement. North Star's exploration expenditures in excess of the minimum amount for any year will be permitted to be carried forward and credited to expenditure requirements for future years with certain limitations. In addition to exploration expenditures, North Star will be required to pay Doyon $245,000 per year to maintain the option, subject to reduction to a minimum of $140,000 in each of the second and third years if North Star decides to relinquish some of the properties.

At North Star's request, in order to make projects more attractive to joint venture partners, the proposed new agreement is to have a more competitive royalty structure, and there is to be a reduction in the size of the surrounding area of interest referred to above.

Under the proposed new option agreement it is contemplated that at any time during the term North Star may, if it has conducted a specified minimum amount of drilling, made a specified minimum amount of exploration expenditures and received a positive pre-feasibility study with respect to a particular mineral area, exercise its option to lease that area for mineral development for a specified initial term. If North Star achieves commercial production during the initial term, the lease will continue so long as there is commercial production. The lands covered by the new agreement, like the old one, include not only areas currently owned by Doyon but also areas from lands that may be selected by Doyon pursuant to the Alaska Native Claims Settlement Act but not yet conveyed to Doyon.

The old option agreement specified the following terms if the Company leased land from Doyon, and such terms have been proposed with respect to the proposed new agreement: each mining lease would provide for an annual payment to Doyon, which commences upon the execution of the lease, of a specified amount per acre leased, but not less than a specified annual minimum total, until a feasibility study is delivered to Doyon. If such feasibility study is not delivered to Doyon before the fifth anniversary of the execution of the lease, the annual per acre and minimum total amounts owed to Doyon would increase. North Star would be required to incur minimum expenditures until the feasibility study was delivered to Doyon. Starting on the date of submittal of a feasibility study North Star would be required to pay Doyon a yearly advance royalty which would be larger than the annual minimum total that was payable prior to the delivery of a feasibility study and which was recoupable out of 50% of future royalties. From commencement of commercial production, North Star would be required to pay Doyon a specified percentage royalty of net smelter returns, or a specified percentage of net profits, whichever was greater, until payback, and a larger specified percentage royalty or net smelter returns, or a larger specified percentage of net profits, whichever was greater, after payback. Doyon reserved the right to buy a fractional portion of the equity in a project after the deliverance by the Company of a positive feasibility study.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

North Star has not yet exercised an option to lease any mineral area from Doyon for development. It is North Star's intention to exercise such options at such time that it can do so on behalf of a joint venture or partnership in which it and another party will each have an interest. Meanwhile, North Star is endeavoring to develop the properties that it regards as most attractive until there are sufficient indications of future profitability to induce a mining company to enter into a joint venture under the terms of which, in exchange for an interest in the property, the mining company will undertake responsibility for the expenditures to bring the property to feasibility, after which North Star and the mining company will be a joint venture partner in the commercial exploitation of the property.

While the Company believes that agreement in principal has been reached upon the terms of the proposed new agreement with Doyon, until the definitive documents have been completed and executed there can be no assurance that such new agreement will be actually entered into or that its terms will be favorable to the Company or consistent with the terms of the agreement in principle described above. As more fully discussed below, in addition to any rights of North Star by agreement with Doyon, the Company has, through subsidiaries other than North Star, acquired mineral rights in Alaska on properties not controlled by Doyon. In the event the proposed new agreement with Doyon should fail to be executed and completed, the Company's exploration efforts will be limited to projects not located on Doyon lands. The failure to enter into a definitive and final agreement with Doyon would have a material adverse effect on the Company's business.

Environmental Compliance

The Company's management believes that it is in compliance with environmental laws and regulations as currently enacted. The Company's management has filed all necessary permits to fulfill current environmental compliance requirements. However, the exact nature of environmental compliance which the Company may be exposed to in the future, cannot be predicted. This is primarily due to the increasing number, complexity and changing character of environmental requirements that may be enacted by federal and state authorities. Provisions for reclamation will be made when mining begins.

Capital Lease

The Company is the lessee of analysis equipment under two separate capital leases expiring in the years 2003 and 2004. The assets and liabilities under the capital leases are recorded at the fair value of the assets. The assets are depreciated over there estimated productive lives. Depreciation of the assets under the capital leases are included in depreciation expense for 2001 and 2000.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

The Company has certain operating leases for office space and laboratory facilities expiring in various years through 2007. Rental expense for 2001, 2000 and 1999 was $612,000, $361,000 and 220,000 respectively.

The Company has entered into a sublease for a portion of the office space commencing February 2002 and expiring in 2006.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2001, for each of the next 5 years and in aggregate are:

  Year ended     Minimum Lease        Sublease           Net Lease
 December 31,     Commitments,         Income           Commitments
                  ------------         ------           ----------
     2002         $  438,000         $  135,000         $  303,000
     2003            420,000            205,000            215,000
     2004            370,000            213,000            157,000
     2005            233,000            213,000             20,000
     2006             78,000             71,000              7,000
                  ----------         ----------         ----------

                  $  837,000         $  702,000         $1,539,000
                  ==========         ==========         ==========

NOTE 6 - NOTE RECEIVABLE

The note receivable on December 31, 2001, consists of the amount due from the sale of printing equipment, building and other assets in 1995, part of which is shown in current assets. The note receivable is secured by the above noted assets and has an interest rate of 9%.

                     Maturities on this note are as follow:

              2002                                       11,000
              2003                                        6,000
              2004                                        7,000
              2005                                        5,000
                                                     ----------

                                                     $   29,000
                                                     ==========

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000 consist of the following:

                                               2001            2000
                                               ----            ----

     Unproved oil and gas properties        $   13,000      $   13,000
     Proved oil and gas properties             859,000         880,000
     Mining lease rights                     1,250,000         950,000
     Equipment, furniture and fixtures       1,565,000       1,038,000
                                            ----------      ----------
                                             3,687,000       2,881,000
     Less: accumulated depreciation,
        impairment and depletion               881,000         143,000
                                            ----------      ----------
                                            $2,806,000      $2,738,000
                                            ==========      ==========

NOTE 8 - SHORT TERM BORROWINGS

Short term borrowings at December 31, 2001 follows:

                                                                                     Maximum          Average        Weighted
                                                                   Weighted           Amount          Amount          Average
                                                                    Average        outstanding      Outstanding        Rate
                                                                    Rate at         During the      During the        During
                                                   Balance        Period-end          Period          Period        The Period
                                                   -------        ----------          ------          ------        ----------
Revolving line of credit $155,000;
American National Bank, interest at
Citibank Prime plus .75%(5.5% at
December 31, 2001) requires quarterly
payments of accrued interest, maturing
April 19, 2002 collateralized by certain
oil and gas properties                            $ 147,000          8.75%          $ 152,000       $ 151,000          8.75%
                                                  =========                         =========       =========

NOTE 9 - NOTES PAYABLE-related party

At December 31, 2001 and 2000 notes payable - related parties consisted of the following:

                                                                  2001                 2000
                                                                  ----                 ----
     Notes payable to Equistar, due to be
     repaid on July 31, 2002, together with
     interest of 178,000 and $70,000
     respectively, accruing at the rate of 7%
     per annum.                                               $ 1,727,000          $ 1,619,000

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE-related party (continued)

     Notes payable to Universal, due July 31, 2002,
     together with 9,000 of interest accrued at the
     rate of 7% per annum. Prior to maturity the note
     can be converted, at the lender's election, into
     shares of common stock, at the rate of one share
     of common stock for each $10 of the loan
     principal.                                                   209,000                   --

     Note Payable to Thorn Tree, due July 31, 2002,
     together with $42,000 of interest accrued at the
     rate of 7% per annum. Prior to maturity the note
     can be converted, at the lender's election, into
     shares of common stock, at the rate of one share
     of common stock for each $10 of the loan
     principal.                                                 1,127,000                   --

     Note Payable Thorn Tree, due December 31, 2002,
     together with $134,000 of interest accrued at the
     rate of 8.5% compounded monthly. The note is
     secured by all the assets of the Company pursuant
     to the General Security Agreement (see Note 3 for
     details of formal bridge financing agreement)
     Prior to maturity the note can be converted, at
     the lender's election, into shares of common
     stock, at the rate of one share of common stock
     for each $7 of the loan principal and accrued
     interest.                                                  5,954,000                   --
                                                              -----------           ----------

                                                               $9,017,000           $1,619,000
                                                              ===========           ==========

Equistar, Universal and Thorn Tree are owned by the Company's controlling shareholders.

NOTE 10 - CAPITAL LEASE OBLIGATION

The Company leases analysis equipment from Linc Quantum Analytics, Inc. The terms of the lease include monthly installments of $2,550 with a final payment of $7,515 at the conclusion of the lease. The lease has an annual imputed interest rate of 15.15%.

The Company also leases analysis equipment from Buck Financial Services. The terms of the lease include monthly installments of $393. The lease has an annual imputed interest rate of 12.5%.

The cost of equipment under capital leases is included in the Balance Sheet as property, plant, and equipment and was $93,000 and $81,000 at December 31, 2001 and 2000. Accumulated amortization of the leased equipment at December 31, 2001 and 2000 was $12,000 and $0.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - CAPITAL LEASE OBLIGATION (continued)

The future minimum lease payments required under the above capital leases and the present value of the net minimum lease payments as of December 31, 2001 are as follows:

          2002                                                      $36,000
          2003                                                       35,000
          2004                                                        3,000
                                                                    -------
          Total minimum lease payments                               74,000
          Less: Amount representing interest                         11,000
                                                                    -------
          Present value of net minimum lease payment                 63,000
          Less: Current maturities                                   28,000
                                                                    -------
                                                                    $35,000
                                                                    =======

NOTE 11 - EMPLOYEE BENEFIT PLAN

Two of the company subsidiaries provide for a 401K plan to their employees. Employer contribution for the years ended December 31, 2001, 2000 and 1999, were $11,000, $5,000 and $10,000 respectively.

NOTE 12 - MAJOR CUSTOMERS

All of the Company's oil and gas revenue comes from three payers, two of which account for 68% and 28% of the revenue in 2001 and 49% and 27% in 2000.

NOTE 13 - DEFERRED TAXES

The components of deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

          Deferred tax assets:                                       2001              2000
                                                                 -----------       -----------
         Net operating loss carryforwards                        $ 8,326,000       $ 7,384,000
         Tax basis over book basis - exploration                     715,000           852,000
         costs
         Tax basis over book basis - oil and gas properties          185,000                --
                                                                 -----------       -----------
         Total deferred tax assets                                 9,226,000         8,236,000

     Deferred tax liabilities:
         Book basis over tax basis - depreciation                     63,000             7,000
         Book basis over tax basis - oil and gas properties            2,000                --
                                                                 -----------       -----------
         Total deferred tax liabilities                               65,000             7,000
                                                                 -----------       -----------

         Net deferred tax assets                                   9,161,000         8,229,000
         Asset valuation allowance                                (9,161,000)       (8,229,000)
                                                                 -----------       -----------

         Net deferred tax asset                                  $        --       $        --
                                                                 ===========       ===========

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Deferred Taxes (continued)

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 and 2000, a valuation allowance for the full amount of the net deferred tax assets was recorded because of the history of losses and uncertainties as to the amount of taxable income that would be generated in future years. Goodwill recorded in the acquisition is being amortized over the straightline method over 10 years. In accordance with SFAS No. 109, the recognition in 2000 of the tax benefits of the acquired deductible temporary differences and carryforwards served to reduce goodwill to zero. When realized, the benefit of additional deferred tax benefits resulting from net operating losses acquired of approximately $2,500,000 will be recorded against additional paid in capital.

In accordance with the provisions of Internal Revenue Code Section 382, utilization of the previous Hawks Industries' net operating loss carryforward, applicable to oil and gas operations is estimated to be limited to approximately $79,000 per year. The Company also has net operating loss carryforwards available from subsidiary operations. The net operating loss carryforward expires in varying amounts from 2001 through 2021. Because of the Section 382 limitation, the portion of the Company's total net operating loss carryforward, which may be utilized through expiration is estimated to be approximately $15,000,000.

NOTE 14 - Oil and Gas Properties

In 2001, the Company recognized $493,000 of proved property impairment expense under the provision of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and the Long-Lived Assets to be disposed of." The expense relates to the three producing fields with capitalized costs deemed to be impaired under SFAS No. 121 rules, i.e., each field's costs exceeded estimated expected future cash flows. SFAS No. 121 rules require that the impaired capitalized costs of an asset group be reduced to the estimated fair value of the asset group. Expected cash flows and the values were estimated using cash flows and reserve information provided by an outside geologist and practices for valuing similar properties to be acquired or sold.

In conjunction with the above valuation, the Company surrendered its interests in certain wells in the Brundage Canyon field to avoid paying capital expenditures. In this surrender, the Company forfeited the 2000 prepaid drilling costs.

NOTE 15 - Stock Dividend

The Company declared the following stock dividends during the past two years: a 7 1/2% stock dividend to the holders of record at May 1, 2000, payable on June 1, 2000; a 5% stock dividend to the holders of record at April 16, 2001, payable on May 14, 2001; a 2 1/2% stock dividend to the holders of record at November 16, 2001, payable at December 14, 2001; and a 2 1/2% stock dividend to holders of record at February 28, 2002, payable on March 28, 2002. The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been restated to reflect the effects of the stock dividends.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Going-Concern

As shown in the accompanying Financial Statements, the Company has experienced recurring losses from operations. As of December 31, 2001, the Company's liabilities exceeded its total assets by $5,919,000. These factors raise a question as to the Company's ability to continue as a going concern.

Since May 2001, the Company has been dependent for operational funding on borrowings from Thorn Tree, which borrowings totaled $6,905,000 at year end. The Company plans to meet the remaining 2002 funding requirements by borrowing additional funds from Thorn Tree and/or seeking equity on debt financing from other investors or the public. As the Company has not entered into any agreements with Thorn Tree or other investors, there can be no assurance that Thorn Tree will make additional loans or that the Company's efforts to obtain equity or debt financing from other investors or the public will be successful. If the Company does obtain financing, it may not be on terms entirely favorable to the Company. As of the date of this report, Thorn Tree has given no indication to the Company that it intends to make or decline to make additional advances to the Company in 2002 in excess of the $2,662,000 it previously agreed to loan the Company.

Management has projected a budget of approximately $10.8 million of expenditures for 2002, which are not set off by any material anticipated revenues.

Through the date of this report, total loans and loan commitments from Thorn Tree in 2002 totaled $2,841,100 (of which $180,000 was advanced pursuant to a commitment entered into in 2001). There is no assurance that Thorn Tree will provide the remaining approximately $8,000,000 needed to meet the 2002 budget or that, if Thorn Tree declines to do so, that the Company will be able to obtain any alternative source of financing. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.

     Walter W. Tyler, 74, President, Chief Executive Officer and Director of the Company, received a professional degree as a geological engineer from the Colorado School of Mines in 1957 and has over 40 years of experience as an exploration manager and geologist, including conducting and supervising exploration, feasibility, economic and production studies of mineral properties in Alaska, Canada, Mexico and a number of South American and African countries. In addition to performing technical duties, his responsibilities have included administration of technical personnel and coordination of staff and contractors. Since June 2000, his principal occupation has been to serve the Company and its predecessors, serving first as president of North Star starting in June of 2000, and then, starting October 2000, also as President and Chief Executive Officer of the Company. During the preceding four years his principal occupation was to serve as a consultant and advisor in the mining industry, including serving as a director of Etruscan Ventures, Ltd., a company whose shares are listed on the Toronto Stock Exchange, as a director of Magma Consolidated Ventures Ltd., a company whose shares are listed on the Canadian Venture Exchange, and as a senior advisor to three private international exploration companies.

     Nicholas E. Vanderborgh, 61, who holds a Ph. D. degree in chemistry, is the President of Blue Star and has held that position for approximately the past three years. Prior to that time his principal occupation for over 24 years was a scientist employed by the United States Government at its laboratory facilities in Los Alamos, New Mexico, where he rose to the position of chief of the team of scientists in charge of the development of fuel cell technology. He also served as President and Chief Executive Officer of the Company for a short time prior to Walter W. Tyler's accession to that position.

     Milton E. Stanson, 78, has been a director of the Company since August 2000, and was Vice President and Treasurer until January 25, 2002. His principal occupation during the preceding five years was an investor in and founder of several companies that were engaged in the development of natural resources, including North Star, of which he has served as a director since its inception in 1997. He is a principal of Universal Equities Consolidated, LLC, which is the record owner of 47.6 percent of the outstanding shares of the Company, and he was a founder of Blue Star. Earlier in his career he was engaged in the securities business and served as a Senior Vice President and Investment Account Executive at Gruntal & Company in New York for eight years. During that time he handled several special projects for the Federal Deposit Insurance Corporation. His activities also included being a lecturer in advanced courses on the American economic system at the Manhattan Institute of Management, the New York division of L'Ecole Superieure de Gestion of Paris, France. He has also served as a consultant to the United Nations on environmental matters. He is a graduate of Rollins College, where he majored in accounting.

     Stuart G. Schwartz, 74, has served as Secretary and legal counsel to the Company since August 2000 and North Star since May 1997. He has been engaged in the practice of law in New York for more than forty years and early in his career served as an Assistant District Attorney of New York County. He received his law degree from the Law School of Columbia University.

     James H. Feldhake, 51, a director of the Company since September 2000, and Chairman of its Audit Committee, has been principally occupied for more than the past five years as a Certified Public Accountant in Denver, Colorado, as the head of Feldhake & Associates, P.C., an accounting firm of which he is the sole owner. Prior to that time he practiced as one of three partners in a firm in the Denver area, and earlier in his career he was a partner at Fox & Company, a national accounting firm. He has been responsible for audits ranging from single location small audits to large multi-location engagements. His industry experience includes extractive industries, resort operations, real estate, construction, restaurant, retail and not-for-profit organizations. He received his Bachelor of Science degree in accounting from Regis College.

     Frank J. Hagan, Jr., 43, a director of the Company and a member of its Audit Committee from December 28, 2000 until February 22, 2002, has been principally engaged in serving as the head of Perfectly Frank Productions, Inc., a corporation engaged in the business of producing and financially packaging international and domestic television for years. Among others, he worked with or developed and budgeted productions for VH-1, Multimedia, Buena Vista, Tribune Entertainment and a number of international companies in Malaysia, Germany, and France. Mr. Hagan was replaced as a director of the Company by Mr. Walter Tyler in February 2002.

     Dr. Noel J. Brown, 67, a director of the Company since August 2000, and a member of its Audit Committee, has been principally occupied for the past five years as President of the Friends of the United Nations, a non-governmental organization dedicated to advancing the cause of the United Nations by mobilizing public support on its behalf and directing public attention to its major programs and achievements, and as a lecturer at the University of Denver. Earlier, he served as Regional Director, United Nations Environment Programme North America), New York City. He has served the United Nations in various capacities over a period of more than 30 years, including serving as a representative at a number of major international conferences on environment and development issues and as a founding member of various organizations in that field, including the Aspen Global Change Institute, the International Council for Local Environmental Initiatives and the Rene Dubos Center for Human Environment, of which he is chairman. He received his Ph.D. degree in International Law and Relations from Yale University.

     David H. Peipers, 45, a director of the Company since August 2000, has been principally occupied for the past five years in investing, directly and through other entities, in various enterprises. Among other activities, he was a co-founder and, until its sale to Liz Claiborne Inc. in 1999, chairman of Segrets, Inc., a women's sportswear company selling primarily under the Sigrid Olsen label. He is the sole manager of Thorn Tree Resources, LLC, which is the record owner of 47.62 percent of the outstanding shares of the Company. He was a founder and has been a director of North Star and Blue Star since their respective inceptions. He graduated from Harvard College and received his law degree from Harvard Law School, where he presently serves on the University Committee on the Environment.

     Vincent P. Iannazzo, 43, a director of the Company since August 2000 and chairman of its Executive Committee, has been principally engaged over the past five years in founding and creating and investing in companies which explore and develop natural resources in an environmentally friendly way. He has made a proposal, which has been accepted, to Oxford University for the establishment of a center for sustainable development. He was a founder of Blue Star and North Star, and had a primary role in enabling North Star to obtain an option agreement in May 1997 with Doyon. Together with Milton E. Stanson he is a principal of Universal Equities, LLC, which is the record owner of 47.6 percent of the outstanding shares of the Company. Earlier in his career he was active in the real estate business. He received his bachelor's degree from Pace University in New York and attended Western State College of Law in California.

     James B. Lincoln, 58, senior vice president of the Lands Division and North Star since February 5, 2002, was president of Lincoln Associates, Inc., a consulting firm engaged in the review of exploration programs, review of feasibility studies and valuation and assessment of international mineral development projects for more than three years prior to January 2002. The firm's clients included the subsidiaries of the Company. For approximately two years before that he served as general manager of the Gold Division of M.I.M. Holdings Limited in charge of worldwide gold project evaluation, acquisition and feasibility studies. The Division had offices in Denver, Brisbane, Panama City and Santo Domingo, and Mr. Lincoln had responsibilities with respect to projects in North America, Latin America, Australia, Southeast Asia and the Dominican Republic.

     Joy K. Mosley, 56, Acting Treasurer and Chief Financial Officer of the Company since February 5, 2002, was principally occupied for the past five years as president of Mosley & Associates, Inc., which rendered the following services: set up and maintain land records and land department files for multiple clients; perform title searches and environmental due diligence for acquisitions and disposal of properties for major clients, including curing title when necessary; direct staking, option and leasing acquisitions in various part of the United States; obtain permits for exploration programs and development projects from federal, state and local authorities; file assessment affidavits, end of program and end of the year reports with permitting agencies, and pay rentals for both state and federal claims; assist clients in setting up new companies, filing corporate papers and transferring assets; obtain and maintain reclamation bonds, corporate bonds and approvals to do business; oversee office operations for clients and direct employees and consultants, including accounts payable, and shareholder relations. Ms. Mosley graduated from Regis University in 1976, where she majored to History and English. Subsequently, in 1997, she completed the course and examination requirements for conducting environmental evaluations, assessments and audits at The Environmental Institute in Atlanta, Georgia.

     Mr. Peipers did not file a report on Form 4 with respect to the Bridge Financing described in Item 12 and disclosed the transaction in a report on Form 5 filed after year-end.

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

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                                                                                                              Other Annual
Name and Principal Position                       Year                Salary               Bonus              Compensation
---------------------------                       ----                ------               -----              ------------
Walter W. Tyler, President and CEO,               2001               $143,000               $ --                $   --
10/01/00 to present, and officer of               2000               $ 26,000               $ --                $ 45,000
North Star                                        1999               $   --                 $ --                $   --

Nicholas E. Vanderborgh,                          2001               $184,000               $ --                $   --
President & CEO 8/15/00-10/01/00,                 2000               $148,000               $ --                $   --
and officer of one of the Company's               1999               $100,000               $ --                $   --
subsidiaries

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the beneficial ownership of the shares of the Company as of the close of business on March 31, 2002 of each person known to the Company to be the beneficial owner of more than 5 percent of any class of the Company's voting securities:

                                                                  Amount and Nature
Title of                   Name and Address                         Of Beneficial
Class                     Of Beneficial Owner                         Ownership                Percent of Class
-----                     -------------------                         ---------                ----------------
Common            Universal Equities Consolidated, LLC               12,257,102 sh                  47.62 %
Stock             24 5th Ave., New York, NY 10011                                                 See Note 1

Common            Thorn Tree Resources, L.L.C.                       14,065,661 sh                  54.65 %
Stock             888 7th Ave., New York, NY 10606                                                See Note 2

Common            Ms. Dorothy D. Eweson                              24,214,204 sh                  94.07 %
Stock             c/o Keswick Management, Inc                                                     See Note 3
                  1330 Avenue of the Americas
                  New York, NY 10019
                  Att'n. James J. Ruddy

The following table shows the beneficial ownership of shares of each class of equity securities of the Company or any of its parents or subsidiaries by directors, executive officers and directors and executive officers as a group as of March 31, 2002:

                                                                   Amount and Nature
Title of              Name and Address                              Of Beneficial
Class                Of Beneficial Owner                               Ownership               Percent of Class
-----                -------------------                               ---------               ----------------
Common            Noel J. Brown,                                       1,509 sh                     0.01 %
Stock             Director

Common            Vincent P. Iannazzo,                               12,257,149 sh                  47.6 %
Stock             Director                                                                        See Note 1

Common            Milton E. Stanson,                                 12,260,688 sh                  47.6 %
Stock             Vice Pres., Treas. & Dir.                                                       See Note 1

Common            David H. Peipers,                                  14,065,661 sh                  51.0 %
Stock             Director                                                                        See Note 2

Common            All directors and executive                        26,329,732 sh                  95.6 %
Stock             officers as a group                                  See notes                   See notes
                                                                       1,2 and 3                   1,2 and 3

-------------
(1) Universal Equities Consolidated, LLC ("Universal") is 100 % owned by Stanson & Iannazzo, a New York partnership of which Milton E. Stanson and Vincent P. Iannazzo are the sole members. Since they both share power to control the disposition and vote of such shares, they are both deemed to have beneficial ownership. Under the Settlement Agreement, Ms. Dorothy D. Eweson currently has sole voting and shared dispositive power over these shares (except for 300,000 of such shares). In addition, Mr. Stanson individually is the sole owner of 3,586 shares of the Company and Mr. Iannazzo individually is the sole owner of The Buckingham Management Group, a Nevada limited liability company which owns 47 shares of the Company. See Note 3.

(2) Includes 12,257,102 shares presently held of record and 1,808,559 shares that Thorn Tree Resources, LLC ("Thorn Tree") has the right to acquire upon the exercise of warrants and the conversion of debt owed to it by the Company. While the right to acquire such 1,808,559 shares renders Thorn Tree a beneficial owner of such shares within the meaning of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, Thorn Tree will not have the right to vote such shares unless and until, and to the extent that, it exercises its warrants and rights of conversion, which it has not yet done. Thorn Tree is owned by (a) David H. Peipers individually, (b) The Cornerhouse Limited Partnership, a Delaware limited partnership of which Mr. Peipers is the general partner and (c) The Winsome Limited Partnership, a Delaware limited partnership of which Mr. Peipers is the general partner. Mr. Peipers is the manager of Thorn Tree. Under the Settlement Agreement, Ms. Dorothy D. Eweson currently has sole voting and shared dispositive power over 12,257,102 of such shares. See Note 3.

(3) Comprised of certain of the shares referred to in Notes 1 and 2 above which are shown on the Company's records as owned by Universal and Thorn Tree but as to which Ms. Dorothy D. Eweson controls voting power and shares dispositive power pursuant to the Settlement Agreement and the Amended and Restated Pledge Agreement by and between Universal, Thorn Tree, Sixth Avenue Associates LLC, Equistar Consolidated Holdings LLC, The Cornerhouse Limited Partnership, The Winsome Limited Partnership and David H. Peipers.

Item 12. Certain Relationships and Related Transactions.

     During the period reported on, the Company's corporate offices in New York City were occupied under a use and occupancy agreement with Equistar Consolidated Holding Company, LLC ("Equistar"), a company owned indirectly by the principals of Universal and Thorn Tree, the Company's major shareholders. Under the terms of the agreement, payments of rent were to be made directly by the Company to the Landlord and no payments were made to Equistar. Subsequent to the end of the period reported on the Company closed its New York offices and has ceased to occupy them. As of December 31, 2001 the Company has accrued $103,000 in rent.

     Several of the Company's subsidiaries that comprise the Lands Division are indebted in the aggregate amount of $1,727,000 to Equistar, primarily for funds which were advanced to or expended for such subsidiaries by Equistar before they became subsidiaries of the Company. Such indebtedness bears interest at the rate of 7% per annum. Equistar agreed to extend the maturity date of the indebtedness owed by the Company to Equistar until the completion of the Standstill Period (as defined below).

     During the quarter ended June 30, 2001, the Company received loan proceeds in the amount of $1,085,000 from Thorn Tree and $200,000 from Universal. These loans accrue interest at 7% per annum and are due to be repaid on July 31, 2002. Prior to maturity, these loans can be converted at the lender's election, into shares of Common Stock, at the rate of one share of Common Stock for each $10.00 of the loan principal and interest. Thorn Tree and Universal agreed to extend the maturity dates of such indebtedness in accordance with the terms of the Settlement Agreement, as described below.

     On October 17, 2001, the Company entered into a formal bridge financing arrangement with Thorn Tree (the "Bridge Financing"). Pursuant to the terms and conditions contained in a Secured Grid Note ("Note"), Thorn Tree agreed to loan the Company up to an aggregate principal amount of $6.0 million through December 31, 2001. At December 31, 2001, $5,820,000 had been loaned to the Company and by January 25, 2002, the entire $6.0 million dollars had been loaned. Interest on the unpaid principal amount due at maturity is computed at an annual rate of 3% over the prime rate of JP Morgan Chase & Co., compounded monthly. The Note is secured by all the assets of the Company and its subsidiaries pursuant to a general security agreement (the "General Security Agreement"). The General Security Agreement includes provisions defining defaults under other agreements of the Company as defaults under the General Security Agreement that could allow Thorn Tree to foreclose on the Company's or its subsidiaries' assets. The terms of the Note provide that the Company will not perform the following actions without the consent of Thorn Tree: (i) liquidate or dissolve; (ii) sell, transfer, lease or otherwise dispose of its assets and properties or grant options, warrants or other rights with respect to its property or assets, with certain exceptions; (iii) purchase, redeem or retire, or make any dividend or distribution on account of, any equity and/or debt securities of the Company, except for certain dividends payable in Common Stock until June 30, 2002; (iv) create, incur, assume or suffer to exist any indebtedness, with certain exceptions; (v) create, incur, assume or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien, preference, priority or preferential arrangement on its property, revenues or assets, with certain exceptions; (vi) purchase, own, invest in or acquire any stock or other securities, with certain exceptions; (vii) enter into any transaction with any person or entity affiliated with the Company where the transaction is valued in excess of $50,000; and (viii) issue any securities of the Company, with certain exceptions. Additionally, the Company must obtain the written consent of Thorn Tree before taking the following actions: (i) amending or extending the Option Agreement between

Doyon and North Star; (ii) committing to any new material expenditures in excess of $100,000; (iii) settling any material litigation; and (iv) hiring any new executive officers of the Company. All principal and interest under the Note is due on December 31, 2002. The outstanding balance under the Note may be prepaid by the Company at any time without penalty. The terms of the Note allow Thorn Tree to elect, in its sole discretion, to convert at any time some or all of the principal amount outstanding under the Note and any accrued interest thereon into shares of Common Stock at a price equal to $7 per share of Common Stock, subject to certain anti-dilution adjustments. The Company also issued to Thorn Tree warrants to purchase 500,000 shares of Common Stock, at any time until October 17, 2006, at a price of $7.00 per share, subject to certain anti-dilution adjustments. Thorn Tree was granted the right to include the shares underlying the warrants in the Company's future registration statements.

     After the period reported on, effective January 23, 2002, Thorn Tree made an additional loan to the Company in the sum of $628,000 on terms similar to the Bridge Financing. The additional loan will mature on April 23, 2002. Under its terms, Thorn Tree may elect, in its sole discretion, to convert at any time some or all of the principal amount outstanding on the loan and any accrued interest thereon into shares of Common Stock at a price of $3.01 per share, subject to certain anti-dilution adjustments. In connection with the loan, the Company granted Thorn Tree warrants to purchase 53,525 shares of Common Stock, at any time until January 23, 2007, at a price of $3.01 per share, subject to certain anti-dilution adjustments. Effective February 11, 2002, Thorn Tree agreed to make a loan to the Company, in the form of advances through April 30, 2002, in the aggregate amount of $2,034,100, maturing on June 1, 2002. The loan will bear interest at an annual rate of 5% over the prime rate of JP Morgan Chase & Co., compounded monthly. The default rate of interest is 7% over such prime rate payable on demand. Thorn Tree is given the right, in its sole discretion, to convert at any time all or part of the principal amount outstanding under the loan and any accrued interest thereon into shares of Common Stock at a price of $3.00 per share, subject to certain anti-dilution adjustments. All other terms are similar to the Bridge Financing. In connection with this loan, the Company granted to Thorn Tree warrants to purchase 170,000 shares of Common Stock, at any time until February 11, 2007, at a price of $3.00 per share, subject to certain to certain anti-dilution adjustment.

     Vincent P. Iannazzo, Milton E. Stanson, David H. Peipers, Thorn Tree and Universal (collectively, the "Controlling Shareholders"), The Cornerhouse Limited Partnership, The Winsome Limited Partnership, the Company, Equistar, Sixth Avenue Associates LLC and Ms. Dorothy D. Eweson (Sixth Avenue Associates LLC and Ms. Dorothy D. Eweson are referred to herein as the "Controlling Shareholders' Lenders") entered into a settlement agreement (the "Settlement Agreement") on April 12, 2002 to resolve outstanding disputes among the parties. Pursuant to the Settlement Agreement, among other things, the parties agreed that the June 2001 Financing owed by the Company to Thorn Tree and Universal shall not be repaid, without the prior written consent of Sixth Avenue Associates LLC, until the debt owed to the Controlling Shareholders' Lenders by Equistar and secured by shares owned by each of Thorn Tree and Universal (the "Stockholder Debt") is satisfied in full in cash. Further, Universal and Equistar agreed to extend the maturity date of the indebtedness owed to them by the Company, as more fully described above, until the earlier of (i) the satisfaction in full in cash of all loans and obligations owed by Universal and certain of its affiliates to Sixth Avenue, Thorn Tree and certain of their affiliates, and (ii) the completion of the period that is three years from the date of the Settlement Agreement, as such period may be extended from time to time (the "Standstill Period").

     The Settlement Agreement also provides that during the Standstill Period, Universal shall have the right to nominate one person, with the consent of each of Stanson and Iannazzo, reasonably acceptable to Sixth Avenue Associates LLC, to serve on the Company's board of directors. Sixth Avenue Associates LLC shall have the right to nominate all other members to serve on the Company's board of directors until Universal satisfies in full in cash its obligations to the Controlling Shareholders' Lenders. Upon such satisfaction in full in cash, the right to nominate all other members to serve on the Company's board of directors will inure to the benefit of David H. Peipers until the debt owed to Thorn Tree and certain of its affiliates by Universal and certain of its affiliates has been satisfied in full in cash.

     In connection with the Settlement Agreement the Company, Sixth Avenue Associates LLC, Thorn Tree and Universal entered into a Registration Rights Agreement, dated April 12, 2002, pursuant to which the Company, at its expense, agrees to use its best efforts to file a shelf registration statement for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the

"Securities Act"), covering (i) 24,214,204 shares of Common Stock pledged by Thorn Tree and Universal to Sixth Avenue Associates LLC in connection with the Settlement Agreement and (ii) the 300,000 shares of Common Stock retained by Universal in connection with the Settlement Agreement, to become effective under the Securities Act on the day next following the Effective Date, or at the earliest possible time thereafter.

     The Company's secretary, Stuart G. Schwartz, is counsel to the Company. For the year ended December 31, 2001 he received legal fees from the Company of $93,000 and is owed $8,000. For the years ended December 31, 2000 and 1999 he received $58,000 and $17,500 respectively.

     Joy Mosley, a consulting landsman for the Company and president of Mosley & Associates, Inc., has held the position of Acting Treasurer and Chief Financial Officer since February 5, 2002. For the year ended December 31, 2001 Mosley was paid $81,000 and was owed $1,000 at year end, which was paid in 2002. For the year ended December 31, 2000 Mosley was paid $50,000 and was owed $2,000 at year end, which was paid in 2001 as part of the $81,000 referred to above. For the year ended December 31, 1999 Mosley was paid $47,000.

     James B. Lincoln, a consultant for the Company and president of Lincoln Associates, Inc., has held the position of Senior Vice President of the Lands Division and North Star since February 5, 2002. For the years ended December 31, 2001, 2000 and 1999 Lincoln Associates was paid $244,000, $154,000 and $130,000, respectively.

     Frank J. Hagan, Jr., a former director and member of the Audit Committee, performed public relations, media, and stockholders relation services for the Company as an independent contractor. As of December 31, 2001 he billed the Company for $17,500 of which $5,000 was paid on February 8, 2002 and $12,500 on February 13, 2002.

     Item 13. Exhibits, List and Reports on Form 8-K.

     a) No reports on Form 8-K were filed during the last quarter of the period covered by this Report on Form 10-KSB.

     b) Exhibits

          2 Agreement of June 10, 1999, as amended, relating to the reverse acquisition referred to in Description of Properties and Business, is incorporated by reference to Exhibits 1 and 3 to the Company's report on Form 8-K filed October 14, 1999 and to Item 1 of the Company's report on Form 8-K filed April 27, 2000 (the second of two reports on Form 8-K filed by the Company on that date).

          3(i) Emex Corporation's Articles of Incorporation are incorporated by reference to Exhibit 3(c) to the Company's Report on Form 10-KSB for the year ended December 31, 2000.

          3(ii) Amended and Restated By-Laws of Emex Corporation.

          10.1 Settlement Agreement and Release, dated as of April 12, 2002, by and among (i) The Cornerhouse Limited Partnership, The Winsome Limited Partnership, David H. Peipers, Thorn Tree Resources LLC, Vincent P. Iannazzo, Milton E. Stanson, Universal Equities Consolidated LLC, Equistar Consolidated Holdings LLC, Sixth Avenue Associates LLC, Ms. Dorothy D. Eweson and Emex Corporation.

          10.2 Registration Rights Agreement, dated as of April 12, 2002 among Emex Corporation, Sixth Avenue Associates LLC, Thorn Tree Resources LLC and Universal Equities Consolidated LLC.

          21   List of subsidiaries.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      EMEX CORPORATION

      By /s/ Walter W. Tyler (President and Chief Executive Officer)
        -----------------------------------------------------------

      Date April 16, 2002
          ---------------


      By /s/ Joy K. Mosley (Acting Treasurer and Chief Financial Officer)
        -----------------------------------------------------------------

      Date April 16, 2002
          ---------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By /s/ Milton E. Stanson (Director)
        ---------------------------------

      Date April 16, 2002
          ---------------

      By /s/ David H. Peipers (Director)
        --------------------------------

      Date April 16, 2002
          ---------------

      By /s/ Walter W. Tyler (Director)
        -------------------------------

      Date April 16, 2002
          ---------------

      By /s/ James H. Feldhake
        ----------------------

      Date April 16, 2001
          ---------------