Form 10QSB
period 2002-03-31
EMEX CORP
filed 2002-05-14
CIK 15678

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                              Commission File
March 31, 2002                                          Number 0-5781

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                          to
                                ------------------------   ---------------------

                                EMEX CORPORATION
                (Exact name of small business issuer as specified
                                 in its charter)

            NEVADA                                              83-0211955
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                     12600 West Colfax Avenue, Suite C-500
                               Lakewood, CO 80215
                    (Address of principal executive offices)

                                 (303) 986-0100
                          (Issuer's telephone number)

                                 NOT APPLICABLE
        (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Common stock, 25,759,929 shares having a par value of $.01 per share were outstanding as of April 26, 2002.

Transitional Small Business Disclosure format (check one):

                                 Yes |_| No |X|

                        EMEX CORPORATION AND SUBSIDIARIES

                                      Index

                                                                            Page
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

          Consolidated Balance Sheets as of March 31, 2002 and
            December 31, 2001                                              1

          Consolidated Statements of Operations and Comprehensive Loss
            for the three months ended March 31, 2002 and 2001             2

          Consolidated Statements of Cash Flows for the three months
            ended March 31, 2002 and 2001                                  3

          Notes to Consolidated Financial Statements                       4-14

      Item 2. Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                     15-17

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                            18

      Item 2. Changes in Securities; Recent Sales of Unregistered
                  Securities                                               19-20

      Item 5.  Other Information                                           21

      Item 6.  Exhibits and Reports on Form 8-K                            22-23

      Signatures                                                           24

                      EMEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                      2002            2001
                                                                      ----            ----
                                                                   (unaudited)
           ASSETS
CURRENT ASSETS
    Cash                                                          $    453,000    $    558,000
    Accounts receivable                                                 11,000          11,000
    Other current assets                                               267,000         263,000
                                                                  ------------    ------------
      Total current assets                                             731,000         832,000
                                                                  ------------    ------------

PROPERTY AND EQUIPMENT, net                                          2,828,000       2,806,000
                                                                  ------------    ------------

INVESTMENTS AND OTHER ASSETS
    Note receivable                                                         --          18,000
    Available for sale investments                                      11,000          10,000
    Goodwill, net                                                      325,000         334,000
    Other assets                                                        74,000          39,000
                                                                  ------------    ------------
                                                                       410,000         401,000
                                                                  ------------    ------------
                                                                  $  3,969,000    $  4,039,000
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                 $    132,000    $    146,000
    Notes payable - related party                                   10,819,000       9,017,000
    Capital lease obligation                                            28,000          28,000
    Accounts payable                                                   438,000         609,000
    Accrued liabilities                                                118,000         123,000
                                                                  ------------    ------------
      Total current liabilities                                     11,535,000       9,923,000
                                                                  ------------    ------------

LONG TERM DEBT
    Notes payable - related party                                           --              --
    Capital lease obligation                                            30,000          35,000
                                                                  ------------    ------------
                                                                        30,000          35,000
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                           --              --

SHAREHOLDERS' EQUITY
Capital stock:
    Preferred stock, $.01 par value, 997,000 shares
       authorized , no shares issued                                        --              --
    Common stock, $.01 par value, 50,000,000 shares authorized,
       25,759,929 and 25,111,590 shares issued and outstanding
       in 2002 and 2001 respectively                                   258,000         251,000
    Capital in excess of par value of common stock                  31,367,000      29,377,000
    Accumulated other comprehensive loss                               (63,000)        (64,000)
    Accumulated deficit                                            (39,158,000)    (35,483,000)
                                                                  ------------    ------------
                                                                    (7,596,000)     (5,919,000)
                                                                  ------------    ------------
                                                                  $  3,969,000    $  4,039,000
                                                                  ============    ============

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)

                                                                  2002            2001
                                                                  ----            ----
OPERATIONS

Operating revenue:
    Oil and gas sales                                         $      2,000    $     32,000
    Consulting fees                                                     --           5,000
                                                              ------------    ------------
                                                                     2,000          37,000
                                                              ------------    ------------

Operating expenses:
    Lease operating                                                 10,000          14,000
    Exploration                                                    277,000         429,000
    Research and development                                       425,000         337,000
    Depreciation, depletion and amortization                        86,000          59,000
    General and administrative                                     694,000         721,000
                                                              ------------    ------------
                                                                 1,492,000       1,560,000
                                                              ------------    ------------

Operating loss from continuing operations                       (1,490,000)     (1,523,000)

Other income (expense):
    Other income                                                    14,000              --
    Interest income                                                     --          13,000
    Interest expense                                              (202,000)        (30,000)
                                                              ------------    ------------

Loss from continuing operations before taxes                    (1,678,000)     (1,540,000)

Provision for taxes:
    Current                                                             --              --
                                                              ------------    ------------

Net loss                                                      $ (1,678,000)   $ (1,540,000)
                                                              ============    ============

Loss per share:
Weighted average number of
    common shares outstanding                                   25,759,929      25,759,929

Basic and diluted loss                                        $      (0.07)   $      (0.06)
                                                              ============    ============

COMPREHENSIVE INCOME/(LOSS)

Net loss                                                      $ (1,678,000)   $ (1,540,000)
Other comprehensive loss:
    Unrealized gain (loss) on available-for-sale securities          1,000         (24,000)
    Change in currency translation                                      --          (4,000)
                                                              ------------    ------------

Comprehensive loss                                            $ (1,677,000)   $ (1,568,000)
                                                              ============    ============

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)

                                                                      2002           2001
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(1,678,000)   $(1,540,000)

      Add: Depreciation and depletion and amortization                 86,000         59,000
           Loss on disposal of fixed assets                             4,000             --
           Accrued interest                                           198,000         27,000
           Bad Debt - Notes Receivable                                 12,000             --

      Changes in assets and liabilities:
            Accounts receivable                                            --        (41,000)
            Other current assets                                        2,000        (12,000)
            Other assets                                              (55,000)        61,000
            Accounts payable                                         (171,000)       293,000
            Accrued liabilities                                        (5,000)       (31,000)
                                                                  -----------    -----------
          Cash used in operating activities                        (1,607,000)    (1,184,000)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of fixed assets                                     (83,000)      (395,000)
                                                                  -----------    -----------
          Cash used in investing activities                           (83,000)      (395,000)
                                                                  -----------    -----------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
      Notes payable                                                 1,590,000             --
      Capital lease payments                                           (5,000)        (2,000)
                                                                  -----------    -----------
          Cash provided by financing activities                     1,585,000         (2,000)
                                                                  -----------    -----------

NET (DECREASE)  IN CASH                                              (105,000)    (1,581,000)

CASH AT BEGINNING OF YEAR                                             558,000      2,279,200
                                                                  -----------    -----------

CASH AT END OF PERIOD                                             $   453,000    $   698,200
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                                  $     4,000    $     2,000
        Income taxes                                                       --             --

      Schedule of Noncash Investing and Financing Transactions:
        Stock dividend                                              1,997,000             --

        Marketable securites received in payment of
             account receivable                                            --         53,000

        Marketable securities received in payment for
             option                                                        --          5,000

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

The accompanying financial statements are unaudited and have been presented by Emex Corporation and its subsidiaries (collectively, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10KSB pages F-1 to F-25. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $284,000 at March 31, 2002.

NOTE 3 - RELATED PARTY ACTIVITY

At March 31, 2002 and December 31, 2001, the Company owed Equistar Consolidated Holdings, LLC ("Equistar"), a Nevada limited liability company, the members of which are Thorn Tree Resources, LLC ("Thorn Tree") and Universal Equities, LLC ("Universal"), major shareholders of the Company, principal totaling $1,551,000 and $1,548,000 respectively. The advances accrue interest at 7% per annum and are due to be repaid on July 31, 2002. Equistar agreed to extend the maturity date of the indebtedness owed by the Company to Equistar until the completion of the Standstill Period (as defined below).

Accrued interest on the advances totaled $205,000 and $178,000 at March 31, 2002 and December 31, 2001, respectively. Interest expense on these advances were $27,000 and $27,000 for the three months ended March 31, 2002 and 2001 respectively.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY ACTIVITY (CONTINUED)

To continue as a going concern and meet its 2002 funding requirements, the Company must borrow additional funds from Thorn Tree and/or seek equity or debt financing from other investors or the public. The Company has not entered into any agreements with Thorn Tree or other investors, and there can be no assurance that Thorn Tree will make additional loans or that the Company's efforts to obtain equity or debt financing from other investors or the public will be successful. If the Company does obtain financing, it may not be on favorable terms. As of the date of this report, Thorn Tree has given no indication to the Company that it intends to make or decline to make additional advances to the Company in addition to the $3,262,000 it agreed to loan and has loaned to the Company in 2002.

As part of a bridge funding commitment by Thorn Tree and Universal to the Company in 2001, the Company received loan proceeds in the amount of $1,085,000 from Thorn Tree and $200,000 from Universal during the quarter ended June 30, 2001. Those loans accrue interest at 7% per annum and are due to be repaid on July 31, 2002, subject to the extension pursuant to the terms of the Settlement Agreement described below. Prior to maturity, those loans can be converted at the lender's election into shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at the rate of one share of Common Stock for each $10.00 of the loan principal and interest outstanding. Accrued interest as of March 31, 2002 and December 31, 2001 on those loans totaled $61,000 and $42,000 to Thorn Tree and $13,000 and $9,000 to Universal respectively. Interest expense on those loans for the three months ended March 31,2002 was $19,000 to Thorn Tree and $4,000 to Universal.

On October 17, 2001 the Company entered into a formal bridge financing arrangement with Thorn Tree (the "Bridge Financing"). Pursuant to the terms and conditions contained in a Secured Grid Note ("October Note"), Thorn Tree agreed to loan the Company up to an aggregate principal amount of $6.0 million through December 31, 2001. At December 31, 2001 $5,820,000 had been loaned to the Company and by January 25, 2002 the entire $6.0 million had been loaned. Interest on the unpaid principal amount due at maturity is computed at an annual rate of 3% over the prime rate of JP Morgan Chase & Co., compounded monthly. The
Note is secured by all the assets of the Company and its subsidiaries pursuant to a general security agreement (the "General Security Agreement"). The General Security Agreement includes provisions defining defaults under other agreements of the Company as defaults under the General Security Agreement that could allow Thorn Tree to foreclose on the Company's or its subsidiaries' assets. The terms of the October Note provide that the Company will not perform the following actions without the consent of Thorn Tree: (i) liquidate or dissolve; (ii) sell, transfer, lease or otherwise dispose of its assets and properties or grant options, warrants or other rights with respect to its property or assets, with certain exceptions; (iii) purchase, redeem or retire, or make any dividend or distribution on account of, any equity and/or debt securities of the Company,

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY ACTIVITY (CONTINUED)

except for certain dividends payable in Common Stock until June 30, 2002; (iv) create, incur, assume or suffer to exist any indebtedness, with certain exceptions; (v) create, incur, assume or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien, preference, priority or preferential arrangement on its property, revenues or assets, with certain exceptions; (vi) purchase, own, invest in or acquire any stock or other securities, with certain exceptions; (vii) enter into any transaction with any person or entity affiliated with the Company where the transaction is valued in excess of $50,000; and (viii) issue any securities of the Company, with certain exceptions. Additionally, the Company must obtain the written consent of Thorn Tree before taking the following actions: (i) amending or extending the Option Agreement between Doyon and North Star; (ii) committing to any new material expenditures in excess of $100,000; (iii) settling any material litigation; and
(iv) hiring any new executive officers of the Company. All principal and interest under the October Note is due on December 31, 2002. The outstanding balance under the October Note may be prepaid by the Company at any time without penalty. The terms of the October Note allow Thorn Tree to elect, in its sole discretion, to convert at any time some or all of the principal amount outstanding under the October Note and any accrued interest thereon into shares of the Common Stock, at a price equal to $7.00 per share of Common Stock, subject to certain anti-dilution adjustments. The Company also issued to Thorn Tree warrants to purchase 500,000 shares of Common Stock, at any time until October 17, 2006, at a price of $7.00 per share, subject to certain anti-dilution adjustments. Thorn Tree was granted the right to include the shares underlying the warrants in the Company's future registration statements.

Accrued interest for this Note totaled $265,000 and $134,000 at March 31, 2002 and December 31, 2001 respectively. Interest expense for the three months ended March 31, 2002 for the October Note totaled $131,000.

Effective January 23, 2002, Thorn Tree made a loan (the "January Loan") to the Company in the sum of $628,000 on terms similar to the Bridge Financing. The January Loan originally had a maturity date of April 23, 2002, which was extended, after the end of the period reported on, to December 31, 2002, the same as the maturity date of the Bridge Financing. The principal of the January Loan accrues interest at a rate of the prime rate at J.P. Morgan Chase & Co. plus three percent per annum. The default rate of interest is 5% over such prime rate, payable on demand. Under the terms of the January Loan, Thorn Tree may elect, in its sole discretion, to convert at any time some or the entire principal amount outstanding on the January Loan and any accrued interest thereon into shares of Common Stock at a price of $3.01 per share, subject to certain anti-dilution adjustments. The Company granted Thorn Tree warrants to purchase 53,525 shares of Common Stock, at any time until January 23, 2007, at a price of $3.01 per share, subject to certain anti-dilution adjustments.

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY ACTIVITY (CONTINUED)

Accrued interest and interest expense as of March 31, 2002 for the January Loan totaled $8,000.

Effective February 11, 2002, Thorn Tree agreed to make a loan (the "February Loan") to the Company, in the form of advances through April 30, 2002, in the aggregate amount of up to $2,034,100, with an original maturity date of June 1, 2002. The maturity date of the February Loan was extended, after the period reported on, to December 31, 2002. At March 31, 2002, $793,000 of the $2,034,100
had been loaned to the Company.

The February Loan will bear interest at an annual rate of 5% over the prime rate of JP Morgan Chase & Co., compounded monthly. The default rate of interest is 7% over such prime rate payable on demand. Thorn Tree has the right, in its sole discretion, to convert at any time all or part of the principal amount outstanding under the February Loan and any accrued interest thereon into shares of Common Stock at a price of $3.00 per share, subject to certain anti-dilution adjustments. All other terms are similar to the Bridge Financing. In connection with the February Loan, the Company granted to Thorn Tree warrants to purchase 170,000 shares of Common Stock, at any time until February 11, 2007, at a price of $3.00 per share, subject to certain anti-dilution adjustments.

Accrued interest and interest expense as of March 31, 2002 for the February Loan totaled $10,000.

Pursuant to the terms of a Secured Note (the "May Note"), Thorn Tree agreed to loan the Company $600,000 on May 1, 2002 (the "May Loan"). The May Note bears interest at a rate equal to the Prime Rate of J.P. Morgan Chase & Co. as of the date of the May Note plus 3% per annum, compounded monthly. The default rate of interest is 5% over such prime rate, payable on demand. The maturity date of the May Note is December 31, 2002. Thorn Tree has the right, in its sole discretion, to convert some or all of the outstanding principal of the May Note and any accrued interest thereon into shares of Common Stock at a price equal to $2.57 per share, subject to certain anti-dilution adjustments. All other terms of the May Note are similar to the Bridge Financing. The Company granted Thorn Tree warrants to purchase 50,000 shares of Common Stock at any time until May 1, 2007 at a price of $2.57 per share, subject to certain anti-dilution adjustments.

At the end of the period reported on (therefore excluding the May Note), the Company, at March 31, 2002 had the following total indebtedness to Thorn Tree, Universal and Equistar: (1) $1,085,000 plus accrued interest to Thorn Tree, which will mature on July 31, 2002, subject to extension pursuant to the Settlement Agreement described below; (2) $200,000 plus accrued interest to Universal, which will mature on July 31, 2002, subject to extension pursuant to the Settlement Agreement described below; (3) $1,551,000 plus accrued interest to Equistar which will mature on July 31, 2002, subject to extension pursuant to

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY ACTIVITY (CONTINUED)

the Settlement Agreement described below; (4) $6,000,000 plus accrued interest to Thorn Tree, which will mature on December 31, 2002; (5) $628,000 plus accrued interest to Thorn Tree, the maturity date of which was extended after March 31, 2002, to December 31, 2002; and (6) $793,000 plus accrued interest to Thorn Tree, the maturity date of which was extended after March 31, 2002, to December 31, 2002 (this $793,000 being the portion of the proceeds of the February Note that were lent prior to March 31, 2002).

Vincent P. Iannazzo, Milton E., Stanson, David H. Peipers, Thorn Tree and Universal (collectively, the "Controlling Shareholders"), The Cornerhouse Limited Partnership, The Winsome Limited Partnership, the Company, Equistar, Sixth Avenue Associates LLC and Ms. Dorothy D. Eweson (Sixth Avenue Associates LLC and Ms. Dorothy D. Eweson are referred to herein as the "Controlling Shareholders' Lenders") entered into a settlement agreement (the "Settlement Agreement") on April 12, 2002 to resolve outstanding disputes among the parties. Pursuant to the Settlement Agreement, among other things, the parties agreed that the sums owed by the Company to Thorn Tree and Universal for borrowings made in May and June 2001 shall not be repaid, without the prior written consent of Sixth Avenue Associates LLC, until the debt owed to the Controlling Shareholders' Lenders by Equistar and secured by shares owned by each of Thorn Tree and Universal (the "Stockholder Debt") is satisfied in full in cash. Further, Universal and Equistar agreed to extend the maturity date of the indebtedness owed to them by the Company until the earlier of (i) the satisfaction in full in cash of all loans and obligations theretofore owed by Universal and certain of its affiliates to Sixth Avenue, Thorn Tree and certain of their affiliates, and (ii) the completion of the period that is three years from the date of the Settlement Agreement, as such period may be extended from time to time (the "Standstill Period").

The Settlement Agreement also provides that during the Standstill Period, Universal shall have the right to nominate one person, with the consent of each of Stanson and Iannazzo, reasonably acceptable to Sixth Avenue Associates LLC, to serve on the Company's board of directors. Sixth Avenue Associates LLC shall have the right to nominate all other members to serve on the company's board of directors until the obligations to the Controlling Shareholders' Lenders secured by Universal's shares are satisfied in full in cash. Upon such satisfaction in full in cash, the right to nominate all other members to serve on the Company's board of directors will inure to the benefit of David H. Peipers until the debt owed to Thorn Tree and certain of its affiliates that is secured by Universal's shares has been satisfied in full in cash.

In connection with the Settlement Agreement the Company, Sixth Avenue Associates LLC, Thorn Tree and Universal entered into a Registration Rights Agreement, dated April 12, 2002, pursuant to which the Company, at its expense, agreed to use its best efforts to file a shelf registration statement for an offering to be made on a continuous basis pursuant to

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY ACTIVITY (CONTINUED)

Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), covering (i) 24,214,204 shares of Common Stock pledged by Thorn Tree and Universal to Sixth Avenue Associates LLC in connection with the Settlement Agreement and (ii) the 300,000 shares of Common Stock retained by Universal in connection with the Settlement Agreement, to become effective under the Securities Act on the day next following the Effective Date, or at the earliest possible time thereafter.

Prior to the period reported on, the Company's corporate offices in New York City were occupied under a use and occupancy agreement with Equistar. During the period reported on, the Company closed its New York offices and has ceased to occupy them. The parties have settled the unpaid rent on the premises for $143,378.52.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Doyon Agreement

In May 1997 North Star entered into an Option Agreement (the "Agreement") with Doyon, Limited ("Doyon"), a regional Alaska Native Corporation, with respect to lands as to which Doyon had received rights under the Alaska Native Claims Settlement Act. Doyon granted North Star, which is owned 90 percent by the Company and 10 percent by Doyon, the exclusive right to explore for minerals on certain of those lands until January 31, 2002, to lease prospects identified in the course of such exploration, and to develop and produce minerals pursuant to such leases. The optioned lands encompassed approximately seven million acres comprised of 24 individually named blocks, plus additional obligations to Doyon in the surrounding lands within a defined area of interest.

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

As a result of negotiations between North Star and Doyon, the Company believes agreement in principle has been reached upon the terms of a proposed new three-year option agreement to expire on December 31, 2004. These proposed terms are described below, but there can be no assurance the Company will finalize a new option agreement with Doyon on those terms or at all. Based upon the exploration work accomplished under the initial agreement, North Star has identified the targets which it believes have mineral deposits of economic significance and has decided to prioritize its future efforts accordingly. Therefore, under the

                       EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

proposed new agreement, North Star will be required to make expenditures with respect to only five of the original 24 Doyon land blocks, and North Star's option rights will be limited to those five land blocks, which cover approximately 1.2 million acres, as compared with 7 million acres covered by the original agreement. The minimum annual exploration expenditures required of North Star under the proposed new agreement will be $1,000,000 for the first year ending December 31, 2002, $470,000 for the second year and $1,100,000 for the third year, amounting to a total required minimum exploration expenditure of $2,570,000 for the full three year term of the new agreement. North Star's exploration expenditures in excess of the minimum amount for any year will be permitted to be carried forward and credited to expenditure requirements for future years with certain limitations. In addition to exploration expenditures, North Star will be required to pay Doyon $245,000 per year to maintain the option, subject to reduction to a minimum of $150,000 in each of the second and third years if North Star decides to relinquish some of the properties.

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

The old option agreement specified the following terms if the Company leased land from Doyon, and such terms have been proposed to be continued with respect to the proposed new agreement: each mining lease would provide for an annual payment to Doyon, which commences upon the execution of the lease, of a specified amount per acre leased, but not less than a specified annual minimum total, until a feasibility study is delivered to Doyon. If such feasibility study is not delivered to Doyon before the fifth anniversary of the execution of the lease, the annual per acre and minimum total amounts owed to Doyon would increase. North Star would be required to incur minimum expenditures until the feasibility study was delivered to Doyon. Starting on the date of submittal of a feasibility study North Star would be required to pay Doyon a yearly advance royalty which would be larger than the annual minimum total that was payable prior to the delivery of a feasibility study and

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

which was recoupable out of 50% of future royalties. From commencement of commercial production, North Star would be required to pay Doyon a specified percentage royalty of net smelter returns, or a specified percentage of net profits, whichever was greater, until payback, and a larger specified percentage royalty or net smelter returns, or a larger specified percentage of net profits, whichever was greater, after payback. Doyon reserved the right to buy a fractional portion of the equity in a project after the deliverance by the Company of a positive feasibility study.

North Star has not exercised an option to lease any mineral area from Doyon for development. It is North Star's intention to exercise such options at such time, and if, it can do so on behalf of a joint venture or partnership in which it and another party will each have an interest. Meanwhile, North Star is endeavoring to develop the properties that it regards as most attractive in order to induce a major mining company to enter into a joint venture under which, in exchange for an interest in the property, the mining company would undertake responsibility for the expenditures to bring the property to feasibility, and North Star and the mining company would be joint venture partners in the commercial exploitation of the property.

While the Company believes that agreement in principal has been reached upon the terms of the proposed new agreement with Doyon, until the definitive documents have been completed and executed there can be no assurance that such new agreement will be actually entered into or that its terms will be favorable to the Company or consistent with the terms of the agreement in principle described above. As more fully discussed below, in addition to any rights of North Star by agreement with Doyon, the Company has, through subsidiaries other than North Star, acquired mineral rights in Alaska on properties not controlled by Doyon. In the event the proposed new agreement with Doyon should fail to be executed and completed, the Company's exploration efforts will be limited to projects not located on Doyon lands. The failure to enter into a definitive and final agreement with Doyon would have a material adverse effect on North Star's business.

Technologies Division

One of the goals of the Technologies Division, through Blue Star, was the construction of an efficient, scalable, stand-alone plant to be made up of one or more modules each capable of producing approximately 500 barrels per day of liquefied synthetic fuel and/or high purity wax plus electricity and clean water. Such a plant would be suitable for erection at a special need location, such as a "stranded" natural gas field too remote for connection to pipeline systems, or an oil field with flaring "waste" natural gas that could feed the plant, or an urban location served with natural gas where, in addition to liquid fuel, or hydrogen for fuel cell based electricity, the plant could produce heat and water for a small apartment complex. The plant and units would be "scalable" so that the number of 500

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

barrel per day modules linked together could be increased for larger production facilities if there were natural gas feed stock available in sufficient quantity.

As an intermediate step, however, before commencing construction of such a large plant, Blue Star is considering the development of a medium sized plant able to produce at least 10 barrels a day of clean liquid fuels. Although only twice as large in capacity as the existing plant, the intermediate plant would be large enough for commercial use but would be small enough to be mobile and would be designed for being moved to natural gas well-heads, where the plant could be used to produce liquid fuel and water on site, as well as electricity to furnish part of the energy for ongoing operation of the plant.

After the period reported on, the Company's management decided to follow certain recommendations of outside consultants hired by the Company to assist in refining and further developing the Company's business plans related to its Blue Star natural gas conversion technology. Specifically, subject to board approval, management determined to focus its resources during 2002 on improving and testing its existing technology relating to the scalability of its two to five barrel per day module and to enhance the prospect of commercialization of its existing technology on a lesser scale. While the Company intends to continue to seek financing to build an intermediate ten barrel per day plant, if it does not obtain such financing, Blue Star intends to take steps described above to improve its technology and further its commercialization goals. Thorn Tree has indicated to the Company that it will not provide the Company financing for building a ten barrel per day plant in 2002. There can be no assurance that the Company will be able to attract other financing in 2002 to construct a ten barrel per day plant.

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

Legal Actions

A class action was commenced on June 4, 2001, in the United States District Court for the Southern District of New York by a shareholder who alleged that he had purchased shares of the Company during April and May 2001 in reliance on a press release issued by the Company concerning project financing for the construction of a natural gas conversion plant for Blue Star. The complaint alleged that the press release overstated the role of Credit Suisse First Boston Corporation in the potential financing and was therefore false and misleading. Thereafter, two additional class actions were commenced by two other shareholders on June 7, 2001, and July 11, 2001, based on similar allegations. On October 25, 2001, the three actions were consolidated into a single action. On October 30, 2001 a fourth class action was commenced against the same defendants, based on similar allegations. On November 2, 2001, a consolidated amended complaint was filed which substantially repeated the allegations of the four prior complaints and referred to another Company press release, which the plaintiffs alleged contained misleading statements.

The defendants in the consolidated action are the Company, Walter W. Tyler, Milton E. Stanson, Vincent P. Iannazzo, David H. Peipers, Universal Equities Consolidated LLC and

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

Thorn Tree Resources LLC. The relief sought is money damages in an unstated amount. A motion on behalf of all the defendants to dismiss the complaint was made on December 17, 2001 and is presently pending. Subsequent to the period reported on, in April 2002, the Company received notice that Jeffrey Caimi, a representative of Credit Suisse First Boston Corporation, intends to make a claim against the Company for damages in an unstated amount based on statements allegedly made by the Company concerning him which he claims were defamatory, the contents of which alleged statements are not stated in the notice. As of the date of this report on Form 10-QSB, no action or legal proceeding has yet been commenced against the Company based upon such claim.

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

                        EMEX CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this report on Form 10-QSB are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report on Form 10-QSB, including without limitation in conjunction with the forward looking statements contained in this report on Form 10-QSB and in the Company's report on Form 10-KSB for the period ended December 31, 2001.

The principal changes in the Company's financial condition from the end of the preceding fiscal year to the date of its March 31, 2002 balance sheet were a decrease of $70,000 in assets and an increase of $1,612,000 in current liabilities (partly offset by a decrease of $5,000 in other liabilities) which were due primarily to the comprehensive loss of $1,677,000 reported for the quarter ended March 31, 2002.

The operating loss from continuing operations reported by the Company for the quarter ended March 31, 2002 was $35,000 less than for the corresponding period of the preceding fiscal year. The difference was due to decreases of $4,000 in lease operating expense, $152,000 in exploration expense and $26,000 in general and administrative expense, which were partly offset by increases of $78,000 in research and development expense and $24,000 in depreciation, depletion and amortization, as compared with such prior corresponding period. However, with respect to interest expense, the Company reported for the quarter ended March 31, 2002 an increase in interest expense of $172,000 (offset by an increase in interest and other income of $1,000) as compared with the corresponding period of the preceding fiscal year, with the result that, notwithstanding the decrease in operating expense, there was an increase of $136,000 in overall expense, and a resulting increase of $136,000 in net loss, as compared with the corresponding period of the preceding fiscal year. The increase in interest expense was due primarily to the fact that loans from shareholders were outstanding during the quarter reported on ($7,105,000 in principal amount on January 1, 2002 that increased to $8,706,000 in principal amount by March 31, 2002) that were not outstanding during the corresponding period of the preceding fiscal year.

On January 23, 2002 and February 11, 2002 the Company issued secured grid notes (the "January Note" and the "February Note") payable to the order of Thorn Tree in the respective amounts of $628,000 and $2,034,100. The full amount of the January Note and $793,000 of the February Note had been borrowed by March 31, 2002, and the remaining $1,241,000 of the February Note was borrowed thereafter. On May 1, 2002, after the end of the period reported on, the Company issued a secured note (the "May Note") payable to

                        EMEX CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thorn Tree for an additional $600,000, all of which has been borrowed. The terms of the January Note, the February Note and the May Note are described below in
Item 2 of Part II.

The Company's total funding requirements for 2002 are expected to be approximately $10.8 million, which includes approximately $2.2 million for the Lands Division, assuming the consummation of the proposed new agreement with Doyon under the proposed terms outlined herein, and $7.8 million for the Technologies Division, assuming that the Company begins building a ten barrel per day plant. The Company does not anticipate earning material revenues in 2002. If the Company is unable to raise financing to develop the ten barrel per day plant, its required funding for the Technologies Division would decrease by approximately $4.0 million. See "Note 4 - Commitments and Contingencies - Technologies Division". Thorn Tree has so far loaned the Company in 2002 an aggregate of $3,262,100. The Company plans to meet the remaining 2002 funding requirements by borrowing additional funds from Thorn Tree (other than funding for the development of a ten barrel per day plant) and/or seeking equity or debt financing from other investors or the public. As the Company has not entered into any agreements with Thorn Tree or other investors, there can be no assurance that Thorn Tree will make additional loans or that the Company's efforts to obtain equity or debt financing from other investors or the public will be successful. If the Company does obtain financing, it may not be on terms favorable to the Company. As of the date of this report, Thorn Tree has given no indication to the Company that it intends to make or decline to make additional advances to the Company in 2002 in excess of the $3,262,100 it previously made.

As previously reported, the Company's option agreement with Doyon expired on January 31, 2002, and the Company has engaged in negotiations, and believes it has reached agreement in principle, with Doyon on a new option agreement on the terms summarized in the Company's report on Form 10-KSB for the year ended December 31, 2001. There can be no assurance that such new option agreement will actually be entered into or, if so, that the terms will be favorable to the Company. If a new option agreement should fail to be entered into with Doyon, the Company's business would be materially adversely affected.

The Company's loans from Thorn Tree since October 2001 are secured by a pledge of all the Company's assets under an Amended and Restated Security Agreement dated as of February 11, 2002 described below in Item 2 of Part II. The Company does not presently have any prospect of being able to repay those loans by their December 31, 2002 maturity date. While the Company intends to request an extension of the maturity date from Thorn Tree, if needed, there can be no assurance that such extension will be granted. In the event the Company should fail to obtain such extension and Thorn Tree should foreclose on the pledge, the Company would be materially adversely affected. Certain of the Company's earlier loans from Thorn Tree, amounting to $1,085,000 in principal amount, have an earlier maturity date of July 31, 2002, but have been conditionally extended pursuant to the Settlement Agreement

                        EMEX CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

referred to below in Item 5 of Part II. Under the terms of the pledge, a default under any loan from Thorn Tree to the Company would also entitle Thorn Tree to foreclose, which would have a material adverse effect upon the Company.

                        EMEX CORPORATION AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

A class action was commenced on June 4, 2001, in the United States District Court for the Southern District of New York by a shareholder who alleged that he had purchased shares of the Company during April and May in reliance on a press release issued by the Company concerning project financing for the construction of a natural gas conversion plant for Blue Star. The complaint alleged that the press release overstated the role of Credit Suisse First Boston Corporation in the potential financing and was therefore false and misleading. Thereafter, two additional class actions were commenced by two other shareholders on June 7, 2001, and July 11, 2001, based on similar allegations. On October 25, 2001, the three actions were consolidated into a single action. On November 2, 2001, a consolidated amended complaint was filed which substantially repeated the allegations of the original complaints and referred to another Company press release which the plaintiffs alleged contained misleading statements.

The defendants in the consolidated action are the Company, Walter W. Tyler, Milton E. Stanson, Vincent P. Iannazzo, David H. Peipers, Universal Equities Consolidated, LLC and Thorn Tree Resources, LLC. The relief sought is money damages in an unstated amount. A motion on behalf of all the defendants to dismiss the complaint was made on December 17, 2001 and is presently pending.

In April 2002, the Company received notice that Jeffrey Caimi, a representative of Credit Suisse First Boston Corporation, intends to make a claim against the Company for damages in an unstated amount based on statements allegedly made by the Company concerning him which he claims were defamatory, the contents of which alleged statements are not stated in the notice. As of the date of this report on Form 10-QSB, no action or legal proceeding has yet been commenced against the Company based upon such claim.

                        EMEX CORPORATION AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES; RECENT SALES OF UNREGISTERED SECURITIES

On January 23, 2002 the Company issued a Secured Grid Note (the "January Note") payable to the order of Thorn Tree in the amount of $628,000 bearing interest at a rate equal to the Prime Rate at J.P. Morgan Chase & Co. as of that date plus three percent per annum, subject to adjustment from and after default to a rate equal to such prime rate plus five percent per annum. The January Note had a maturity date of April 23, 2002, which was extended to December 31, 2002. Thorn Tree has the right to convert some or all of the outstanding principal amount and any accrued interest thereon into shares of the Common Stock, at a price equal to $3.01, subject to certain anti-dilution adjustments. The Company granted Thorn Tree warrants to purchase 53,535 shares of Common Stock until January 23, 2007, at a price of $3.01 per share, subject to certain anti-dilution adjustments.

On February 11, 2002 the Company issued a Secured Grid Note (the "February Note") payable to the order of Thorn Tree in the amount of $2,034,100 bearing interest, on amounts advanced pursuant to the note from time to time, at a rate equal to the Prime Rate at J.P. Morgan Chase & Co. as of the date of the note plus five percent per annum, compounded monthly, subject to adjustment from and after default to a rate equal to such prime rate plus seven percent per annum. The February Note when issued had a maturity date of June 1, 2002 which was extended to December 31, 2002. Thorn Tree has the right to convert some or all of the outstanding principal amount and any accrued interest thereon into shares of Common Stock at a price equal to $3.00 per share, subject to certain anti-dilution adjustments. The Company granted Thorn Tree warrants to purchase 170,000 shares of Common Stock until February 11, 2007, at a price of $3.00 per share, subject to certain anti-dilution adjustments.

On May 1, 2002 the Company issued a Secured Note (the "May Note") payable to the order of Thorn Tree in the sum of $600,000 bearing interest at a rate equal to the Prime Rate of J.P. Morgan Chase & Co. as of the date of the note plus three percent per annum, subject to adjustment from and after default to a rate equal to such prime rate plus five percent per annum. The maturity date of the May
Note is December 31, 2002. Thorn Tree has the right to convert some or all of the outstanding principal amount and any accrued interest thereon into shares of Common Stock at a price equal to $2.57 per share, subject to certain antidilution adjustments. The Company granted Thorn Tree warrants to purchase 50,000 shares of Common Stock until May 1, 2007, at a price of $2.57 per share, subject to certain antidilution adjustments.

The January Note, the February Note and the May Note and a note issued by the Company to Thorn Tree on October 17, 2001 (the "October Note") are secured by all of the assets of the Company and its subsidiaries pursuant to an Amended and Restated General Security Agreement dated as of February 11, 2002 (the "Security Agreement"). The Security Agreement includes provisions defining defaults under other agreements as defaults under the Security Agreement that could allow Thorn Tree to foreclose on the Company's or its subsidiaries' assets.

                        EMEX CORPORATION AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES; RECENT SALES OF UNREGISTERED SECURITIES
        CONTINUED.

Each of the October Note, January Note, February Note and May Note provide that it shall constitute a default there under if the Company shall materially default under or be in material breach of the October Note, the January Note, the February Note or the May Note. The October Note provides that the Company may not take any of the following actions without the consent of Thorn Tree: (1) liquidate or dissolve, (2) sell, transfer, lease or otherwise dispose of its assets and properties or grant options, warrants or other rights with respect to its property or assets, with certain exceptions, (3) purchase, redeem or retire, or make any dividend or distribution on account of, any equity and/or debt securities of the Company, except for certain dividends payable in Common Stock until June 30, 2002, (4)create, incur, assume or suffer to exist any indebtedness, with certain exceptions, (5) create, incur, assume or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien, preference, priority or preferential arrangement on its property, revenues or assets, with certain exceptions, (6) purchase, own, invest in or acquire any stock or other securities, with certain exceptions, (7) enter into any transaction with any person or entity affiliated with the Company where the transaction is valued in excess of $50,000 or (8) issue any securities of the Company, with certain exceptions. Additionally, the Company must obtain the written consent of Thorn Tree before taking the following actions:(a) amending or extending the Option Agreement with Doyon, (b) committing to any new material expenditures in excess of $100,000, (c) settling any material litigation or (d) hiring any new executive officers of the Company.

Each of the Warrant Agreements between Thorn Tree and the Company grants Thorn Tree rights to include shares underlying Warrants in future registration statements filed by the Company.

                        EMEX CORPORATION AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

Vincent P. Iannazzo, Milton E., Stanson, David H. Peipers, Thorn Tree and Universal (collectively, the "Controlling Shareholders"), The Cornerhouse Limited Partnership, The Winsome Limited Partnership, the Company, Equistar, Sixth Avenue Associates LLC and Ms. Dorothy D. Eweson (Sixth Avenue Associates LLC and Ms. Dorothy D. Eweson are referred to herein as the "Controlling Shareholders' Lenders") entered into a settlement agreement (the "Settlement Agreement") on April 12, 2002 to resolve outstanding disputes among the parties. Pursuant to the Settlement Agreement, among other things, the parties agreed that the sums owed by the Company to Thorn Tree and Universal for borrowings made in May and June 2001 shall not be repaid, without the prior written consent of Sixth Avenue Associates LLC, until the debt owed to the Controlling Shareholders' Lenders by Equistar and secured by shares owned by each of Thorn Tree and Universal (the "Stockholder Debt") is satisfied in full in cash. Further, Universal and Equistar agreed to extend the maturity date of the indebtedness owed to them by the Company until the earlier of (i) the satisfaction in full in cash of all loans and obligations theretofore owed by Universal and certain of its affiliates to Sixth Avenue, Thorn Tree and certain of their affiliates, and (ii) the completion of the period that is three years from the date of the Settlement Agreement, as such period may be extended from time to time (the "Standstill Period").

The Settlement Agreement also provides that during the Standstill Period, Universal shall have the right to nominate one person, with the consent of each of Stanson and Iannazzo, reasonably acceptable to Sixth Avenue Associates LLC, to serve on the Company's board of directors. Sixth Avenue Associates LLC shall have the right to nominate all other members to serve on the Company's board of directors until the obligations to the Controlling Shareholders' Lenders secured by Universal's shares are satisfied in full in cash. Upon such satisfaction in full in cash, the right to nominate all other members to serve on the Company's board of directors will inure to the benefit of David H. Peipers until the debt owed to Thorn Tree and certain of its affiliates that is secured by Universal's shares has been satisfied in full in cash.

In connection with the Settlement Agreement the Company, Sixth Avenue Associates LLC, Thorn Tree and Universal entered into a Registration Rights Agreement dated April 12, 2002, pursuant to which the Company agrees, at its expense, to use its best efforts to file a shelf registration statement for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933 as amended (the "Securities Act") covering (i) 24,214,204 shares of Common Stock pledged by Thorn Tree and Universal to Sixth Avenue Associates LLC in connection with the Settlement Agreement and (ii) the 300,000 shares of common stock retained by Universal in connection with the Settlement Agreement, to become effective under the Securities Act on the next day following the Effective Date, or at the earliest possible time thereafter.

                        EMEX CORPORATION AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Second Amended and Restated Articles of Incorporation of Hawks Industries, Inc, are incorporated by reference to Exhibit 3(c) to the Company's Report on Form 10-KSB for the year ended December 31, 2000.

3.2 Amended and Restated Bylaws of Emex Corporation are incorporated by reference to Exhibit 3(ii) to the Company's Report on Form 10-KSB for the year ended December 31, 2001.

10.1 Secured Grid Note dated January 23, 2002 issued by Emex Corporation in favor of Thorn Tree Resources LLC is incorporated by reference to Exhibit 1 to Amendment No. 2 filed April 22, 2002 to Schedule 13-D of Thorn Tree Resources LLC.

10.2 Amended and Restated General Security Agreement dated as of January 23, 2002 between Emex Corporation and Thorn Tree Resources LLC, is incorporated by reference to Exhibit 2 to Amendment No. 2 filed April 22, 2002 to Schedule 13-D of Thorn Tree Resources LLC.

10.3 Warrant Agreement dated January 23, 2002 between Emex Corporation and Thorn Tree Resources LLC, is incorporated by reference to Exhibit 3 to Amendment No. 2 filed April 22, 2002 to Schedule 13-D of Thorn Tree Resources LLC.

10.4 Secured Grid Note dated February 11, 2002 issued by Emex Corporation in favor of Thorn Tree Resources LLC is incorporated by reference to Exhibit 4 to Amendment No. 2 filed April 22, 2002 to Schedule 13-D of Thorn Tree Resources LLC.

10.5 Amended and Restated General Security Agreement dated as of February 11, 2002 between Emex Corporation and Thorn Tree Resources LLC, is incorporated by reference to Exhibit 5 to Amendment No. 2 filed April 22, 2002 to Schedule 13-D of Thorn Tree Resources LLC.

10.6 Warrant Agreement dated February 11, 2002 between Emex Corporation and Thorn Tree Resources LLC is incorporated by reference to Exhibit 6 to Amendment No. 2 filed April 22, 2002 to Schedule 13-D of Thorn Tree Resources LLC.

10.7 Letter Agreement, re: extension of maturity, dated April 22, 2002 between Emex Corporation and Thorn Tree Resources LLC is filed with this report.

10.8 Secured Note dated May 1, 2002 issued by Emex Corporation in favor of Thorn Tree Resources LLC is filed with this report.

10.9 Warrant Agreement dated May 1, 2002 between Emex Corporation and Thorn Tree Resources

                        EMEX CORPORATION AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

               ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K CONTINUED

LLC is filed with this report.

10.10 Settlement Agreement and Release dated as of April 12, 2002, by and among The Cornerhouse Limited Partnership, The Winsome Limited Partnership, David H. Peipers, Thorn Tree Resources LLC, Vincent P. Iannazzo, Milton
       E. Stanson, Universal Equities Consolidated, LLC, Equistar Consolidated Holdings, LLC, Sixth Avenue Associates LLC, Ms. Dorothy D. Eweson and Emex Corporation is incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-KSB for the year ended December 31, 2001.

10.11 Registration Rights Agreement, dated as of April 12, 2002, among Emex Corporation, Sixth Avenue Associates LLC, Thorn Tree Resources LLC and Universal Equities Consolidated, LLC, is incorporated by reference to
       Exhibit 10.2 of the Company's report on Form 10-KSB for the year ended December 31, 2001.

(b) Reports on Form 8-K

On April 24, 2002 the Company filed a Report on Form 8-K disclosing the resignation of Vincent P. Iannazzo as a director of the Company effective April 19, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EMEX CORPORATION
                                         (Registrant)


           By  /s/ Walter W. Tyler (President and Chief Executive Officer)
           ------------------------------------------------------------------
           Date   May 10, 2002
           ------------------------------------------------------------------


           By  /s/ Joy K. Mosley (Acting Treasurer and Chief Financial Officer)
           ------------------------------------------------------------------
           Date   May 10, 2002
           ------------------------------------------------------------------