Form 10QSB
period 2002-06-30
EMEX CORP
filed 2002-08-19
CIK 15678

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                 Commission File
June 30, 2002                                              Number 0-5781

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Common stock, 25,739,929 shares having a par value of $.01 per share were outstanding as of August 8, 2002.

Transitional Small Business Disclosure format (check one):

                                 Yes |_| No |X|

                        EMEX CORPORATION AND SUBSIDIARIES

                                      Index

                                                                            Page
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements                                          1-3

         Consolidated Balance Sheets as of June 30, 2002 and
         December 31, 2001                                                  1

         Consolidated Statements of Operations and Comprehensive Loss
         for the three months and six months ended June 30, 2002 and 2001   2

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2002 and 2001                                       3

         Notes to Consolidated Financial Statements                         4-7

      Item 2. Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                          7-9

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                             9

      Item 2. Changes in Securities; Recent Sales of Unregistered
              Securities                                                    9

      Item 4. Submission of Matters to a Vote of Security Holders           9-10

      Item 5. Other Information                                             10

      Item 6. Exhibits and Reports on Form 8-K                              11

      Signatures                                                            12

                        EMEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                           2002            2001
                                                                       ------------    ------------
                                                                        (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash                                                              $    655,000    $    558,000
     Accounts receivable                                                     22,000          11,000
     Other current assets                                                   384,000         263,000
                                                                       ------------    ------------
       Total current assets                                               1,061,000         832,000
                                                                       ------------    ------------

PROPERTY AND EQUIPMENT, net                                               3,074,000       2,806,000
                                                                       ------------    ------------
INVESTMENTS AND OTHER ASSETS
     Note receivable                                                           --            18,000
     Available for sale investments                                           9,000          10,000
     Goodwill, net                                                          315,000         334,000
     Other assets                                                            15,000          39,000
                                                                       ------------    ------------
                                                                            339,000         401,000
                                                                       ------------    ------------
                                                                       $  4,474,000    $  4,039,000
                                                                       ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                     $    116,000    $    146,000
     Notes payable - related party                                             --         9,017,000
     Capital lease obligation                                                29,000          28,000
     Accounts payable                                                       612,000         609,000
     Accrued liabilities                                                     73,000         123,000
                                                                       ------------    ------------
       Total current liabilities                                            830,000       9,923,000
                                                                       ------------    ------------
LONG TERM DEBT
     Notes payable - related party                                       13,270,000            --
     Capital lease obligation                                                22,000          35,000
                                                                       ------------    ------------
                                                                         13,292,000          35,000
                                                                       ------------    ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                              --              --

SHAREHOLDERS' EQUITY Capital stock:
     Preferred stock, $.01 par value, 997,000 shares
        authorized , no shares issued                                          --              --
     Common stock, $.01 par value, 50,000,000 shares authorized,
        25,739,929 and 25,111,590 shares issued and outstanding
        in 2002 and 2001 respectively                                       257,000         251,000
     Capital in excess of par value of common stock                      31,307,000      29,377,000
     Accumulated other comprehensive loss                                   (65,000)        (64,000)
     Accumulated deficit                                                (41,147,000)    (35,483,000)
                                                                       ------------    ------------
                                                                         (9,648,000)     (5,919,000)
                                                                       ------------    ------------
                                                                       $  4,474,000    $  4,039,000
                                                                       ============    ============

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                    Three Months ended                     Six Months ended
                                                                    ------------------                     ----------------
                                                                          June 30,                             June 30,
                                                                          --------                             --------
                                                                  2002               2001               2002               2001
                                                              ------------       ------------       ------------       ------------
Operating revenue:
    Oil and gas sales                                         $       --         $     19,000       $      2,000       $     51,000
    Consulting fees                                                   --                 --                 --                5,000
    Exploration                                                     10,000               --               10,000               --
                                                              ------------       ------------       ------------       ------------
                                                                    10,000             19,000             12,000             56,000
                                                              ------------       ------------       ------------       ------------

Operating expenses:
    Lease operating                                                  6,000              8,000             16,000             22,000
    Exploration                                                    415,000          1,238,000            692,000          1,667,000
    Research and development                                       418,000            282,000            843,000            619,000
    Depreciation, depletion and amortization                        49,000             67,000            135,000            126,000
    General and administrative                                     854,000            785,000          1,545,000          1,506,000
                                                              ------------       ------------       ------------       ------------
                                                                 1,742,000          2,380,000          3,231,000          3,940,000
                                                              ------------       ------------       ------------       ------------

Operating loss from continuing operations                       (1,732,000)        (2,361,000)        (3,219,000)        (3,884,000)
Other income (expense):
    Other Income                                                     1,000               --               15,000               --
    Interest income                                                   --                2,000               --               15,000
    Interest expense                                              (252,000)           (41,000)          (454,000)           (71,000)
    Loss on disposal of assets                                     (67,000)              --              (70,000)              --
                                                              ------------       ------------       ------------       ------------
Loss from continuing operations before taxes                    (2,050,000)        (2,400,000)        (3,728,000)        (3,940,000)

Provision for taxes:
    Current                                                           --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

Net loss                                                      $ (2,050,000)      $ (2,400,000)      $ (3,728,000)      $ (3,940,000)
                                                              ============       ============       ============       ============

Earnings per share:
Weighted average number of
    common shares outstanding                                   25,739,929         25,739,929         25,739,929         25,739,929

Basic and diluted loss                                        $      (0.08)         $ (0.09)$       $      (0.14)      $      (0.15)
                                                              ============       ============       ============       ============

Comprehensive loss
Net loss                                                      $ (2,050,000)      $ (2,400,000)      $ (3,728,000)      $ (3,940,000)
Other comprehensive income/(loss):
    Unrealized gain/(loss) on
       available-for-sale securities                                (4,000)            (7,000)            (4,000)           (31,000)
    Change in currency translation                                   3,000              3,000              3,000             (1,000)
                                                              ------------       ------------       ------------       ------------

Comprehensive loss                                            $ (2,051,000)      $ (2,404,000)      $ (3,729,000)      $ (3,972,000)
                                                              ============       ============       ============       ============

                           See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (unaudited)

                                                                              2002           2001
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                      $(3,728,000)   $(3,940,000)

              Add: Depreciation and depletion and amortization                135,000        126,000
                   Loss on disposal of fixed assets                            70,000           --
                   Accrued interest                                           446,000         60,000
                   Bad Debt - Notes Receivable                                 12,000           --

              Changes in assets and liabilities:
                            Accounts receivable                               (11,000)       (37,000)
                            Other current assets                              (97,000)       (50,000)
                            Other assets                                      (11,000)        80,000
                            Accounts payable                                    3,000      1,268,000
                            Accrued liabilities                               (50,000)       (30,000)
                                                                          -----------    -----------
                          Cash used in operating activities                (3,231,000)    (2,523,000)
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
              Acquisition of fixed assets                                    (454,000)      (820,000)
              Collection of notes receivable                                   17,000           --
                                                                          -----------    -----------
                          Cash used in investing activities                  (437,000)      (820,000)
                                                                          -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
              Notes payable                                                 3,777,000      1,285,000
              Capital lease payments                                          (12,000)        (7,000)
                                                                          -----------    -----------
                          Cash provided by financing activities             3,765,000      1,278,000
                                                                          -----------    -----------

NET INCREASE (DECREASE)  IN CASH                                               97,000     (2,065,000)

CASH AT BEGINNING OF YEAR                                                     558,000      2,279,000
                                                                          -----------    -----------

CASH AT END OF PERIOD                                                     $   655,000    $   214,000
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid during the period for:
                Interest                                                  $     8,000    $    11,000
                Income taxes                                                     --             --

              Schedule of Noncash Investing and Financing Transactions:
                Stock dividend                                              1,935,000           --

                Marketable securites received in payment of
                     account receivable                                          --           53,000

                Marketable securities received in payment for
                     option                                                      --            5,000


                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS

The accompanying financial statements are unaudited and have been presented by Emex Corporation and its subsidiaries (collectively, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10KSB pages F-1 to F-25. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

The business of the Company is carried on principally through two divisions, namely, the Company's Lands Division, which is engaged primarily, through subsidiaries, in exploration for gold and other metal and mineral resources in Alaska, and the Company's Technologies Division, which is primarily engaged, through a subsidiary, in the research and development of environmentally friendly technologies related to the conversion of natural gas into liquid fuels and other products. In addition, the Company continues to hold working interests in several oil and gas properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

Mineral Exploration

The Company, through its Lands Division, is currently exploring for minerals and has yet to exercise any of its options to lease prospects or move beyond the exploratory phase. Because the Lands Division remains in the exploratory phase, the Lands Division has not produced any significant revenues from mineral production since inception and there can be no assurance that revenues will be generated during the next twelve months or at all.

The company received revenues of $10,000 in the form of an option payment for an exploration, development and mining operating agreement with AngloGold North America, Inc. during the quarter.

The Company's operations may be significantly affected by the market price of gold and other metals. Gold and other metals prices can fluctuate widely and are affected by numerous factors that are beyond the Company's control. A sustained period of low gold and/or other metals prices could have a material adverse effect on the Company's financial position, results of operations and its ability to raise additional financing.

Energy Technology

The Company, through its Technologies Division, is researching and attempting to develop new approaches and technologies for natural gas utilization but, since inception, the Technologies Division has not generated any revenues from this research and development. There can be no assurance that revenues will be generated during the next twelve months or at all.

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

Concentration of Credit Risk

Cash accounts at banks are insured by the FDIC for up to $100,000. Bank account statements indicate that amounts in excess of insured limits were approximately $622,000 as of June 30, 2002.

NOTE 3 - RELATED PARTY ACTIVITY

As of June 30, 2002, the Company owed Thorn Tree Resources, LLC ("Thorn Tree"), a major shareholder of the Company, a principal amount totaling $11,269,861.04 in connection with and pursuant to the terms of that certain Amended and Restated Grid Accretion Note by and between the Company and Thorn Tree, dated June 4, 2002 (the "New Thorn Tree Note"), which New Thorn Tree Note consolidated all amounts due and owing from the Company to Thorn Tree under: (i) the terms of the loans made by Thorn Tree to the Company from April to June 2001 in the principal amount of $1,085,040.00, plus accrued interest to the date of the New Thorn Tree Note in the amount of $74,392.19; (ii) the Secured Grid Note dated as of October 17, 2001 in the principal amount of $6,000,000.00, plus accrued interest to the date of the New Thorn Tree Note in the amount of $361,036.77;
(iii) the Secured Grid Note dated as of January 23, 2002 in the principal amount of $628,000.00, plus accrued interest to the date of the New Thorn Tree Note in the amount of $16,634.82; (iv) the Secured Grid Note dated as of February 11, 2002 in the principal amount of $2,034,100.00, plus accrued interest to the date of the New Thorn Tree Note in the amount of $39,255.18; and (v) the Secured Note dated as of May 1, 2002 in the principal amount of $600,000.00, together with certain additional discretionary advances, into a single note. The principal amount outstanding under the New Thorn Tree Note, which amount may increase from time to time in accordance with the terms of the New Thorn Tree Note up to a maximum of approximately $15,200,000 and any additional advances made thereunder, accrues in Thorn Tree's discretion, interest at a rate of the prime rate plus 4% per annum (adjusted annually), which interest and principal are compounded monthly. The New Thorn Tree Note becomes due and payable on June 4, 2007. The New Thorn Tree Note contains a loan facility under which the Company may borrow up to $5,000,000, at the discretion of Thorn Tree, to continue as a going concern and meet its 2002 budgeted funding requirements. As of June 30, 2002 the Company had borrowed $1,019,401.72 under the $5,000,000 loan facility. To continue as a going concern beyond 2002, or in the event operating and other costs exceed budget, the Company must borrow additional funds from Thorn Tree and/or seek equity or debt financing from other sources, including private investors or the public. The Company has not entered into any agreements with Thorn Tree or others, and there can be no assurance that Thorn Tree will make additional loans to the Company or that the Company's efforts to obtain equity or debt financing from other sources, including private investors or the public, will be successful. If the Company is successful in obtaining financing, it may not be on favorable terms.

The New Thorn Tree Note is secured by all the assets of the Company and its subsidiaries pursuant to a General Security Agreement dated June 4, 2002 (the "General Security Agreement"). The General Security Agreement includes provisions defining defaults under other agreements of the Company as defaults under the General Security Agreement that could allow Thorn Tree to foreclose on the Company's or its subsidiaries' assets. The terms of the New Thorn Tree Note provide that the Company will not, among other things, perform the following actions without the consent of Thorn Tree: (i) liquidate or dissolve; (ii) sell, transfer, lease or otherwise dispose of its assets and properties or grant options, warrants or other rights with respect to its property or assets, with certain exceptions; (iii) purchase, redeem or retire, or make any dividend or distribution on account of, any equity and/or debt securities of the Company;
(iv) create, incur, assume or suffer to exist any indebtedness, with certain exceptions; (v) create, incur, assume or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien, preference, priority or preferential arrangement on its property, revenues or assets, with certain exceptions; (vi) purchase, own, invest in or acquire any stock or other securities, with certain exceptions; (vii) enter into any transaction with any person or entity affiliated with the Company where the transaction is valued in excess of

$50,000; and (viii) issue any securities of the Company, with certain exceptions. The outstanding balance under the New Thorn Tree Note may be prepaid by the Company or its subsidiaries at any time and from time to time, in whole or in part, without premium or penalty. The terms of the New Thorn Tree Note allow Thorn Tree to elect, in its sole discretion, to convert, at any time, some or all of the principal amount outstanding under the New Thorn Tree Note, and any accrued interest thereon, into shares of the Common Stock of the Company at a price equal to $2.30 per share, subject to certain anti-dilution adjustments. The Company also issued to Thorn Tree, in connection with the New Thorn Tree Note, warrants to purchase 416,666 shares of Common Stock at any time until June 4, 2007, at a purchase price of $1.15 per share, subject to certain anti-dilution adjustments. Thorn Tree was granted the right to include the shares underlying the warrants in the Company's future registration statements.

The Company, as of June 30, 2002 had the following total indebtedness to Thorn Tree and other related parties: $13,270,000.

Lands Division

Doyon Agreement

In May of 1997, North Star Exploration, Inc. ("North Star"), our subsidiary, entered into an Option Agreement (the "Option Agreement") with Doyon, Limited ("Doyon"), a regional Alaska Native Corporation, with respect to lands that Doyon had received rights under the Alaska Native Claims Settlement Act. Doyon granted North Star, which is owned 90 percent by the Company and 10 percent by Doyon, the exclusive right to explore for minerals on certain of those lands (approximately 7 million acres). The Option Agreement expired by its terms on January 31, 2002.

On July 1, 2002, but effective as of January 1, 2002, Doyon and North Star entered into an Amended and Restated Exploration Option Agreement (the "New Option Agreement"). Under the New Option Agreement Doyon has granted North Star the exclusive right to continue mineral exploration and development on approximately 1.2 million acres of Doyon Lands in Central Alaska on lands identified by NorthStar. The New Option Agreement has a term of three years and calls for annual payments to Doyon of up to $225,000 depending on the number of land blocks retained during such term and the expenditure of up to $2,500,000 in exploration expenditures. In addition, the New Option Agreement contains a sliding scale royalty schedule based on commodity prices, a reduced area-of-interest for each of the Doyon land blocks, and provisions concerning the conversion of specific properties into mining leases.

AngloGold Agreement

On June 28, 2002, the Company, through its subsidiary, Zeus Exploration, Inc. ("Zeus"), entered into an Exploration, Development, and Mine Operating Agreement (the "AngloGold Agreement") with AngloGold North America, Inc. ("AngloGold"). Under the terms of the AngloGold Agreement, AngloGold may earn up to a 65% vested interest in Zeus' West Pogo properties located in Alaska by making certain minimum exploration expenditures within six years of the date of the AngloGold Agreement, and also by making certain minimal cash payments to Zeus over the same period. Upon AngloGold's notice of vesting at 65%, Zeus has the option to be financed through to production by AngloGold. Under this option, AngloGold would be responsible to fund Zeus' proportionate share of all ensuing expenditures to production and AngloGold would be granted an additional 10% vested ownership interest in Zeus. AngloGold's contribution of Zeus' share of the production expenditures will be considered a non-recourse loan between the parties, and AngloGold would be repaid out of Zeus' net proceeds from production. The AngloGold Agreement also provides AngloGold with the right to withdraw and cease funding exploration expenses and payments to Zeus at any time without obligation, other than the obligation to complete any reclamation obligations resulting from exploration operations and to protect title to the properties against any liens or encumbrances created by such exploration operations.

Technologies Division

One of our goals through the Technologies Division, through Blue Star Sustainable Technologies Corporation ("Blue Star"), our subsidiary, was the construction of an efficient, scalable, stand-alone plant to be made up of one or more modules, each capable of producing approximately 500 barrels per day of liquefied synthetic fuel and/or high purity wax, plus electricity and clean water from natural gas. Even if such a goal is technologically feasible, of which there is no assurance, obtaining it is an expensive process that requires more funding than we have available.

Therefore, the Company has determined to focus its resources during the remainder of 2002 on testing its existing technology relating to the scalability of a two to five barrel per day module and to evaluate more completely the prospect of commercialization of its existing technology. The Company may seek financing to build a two to five barrel per day plant to further its commercialization goals, however, there can be no assurance that such financing will be available at all or on favorable terms, or that the plant will work. Our existing lender, Thorn Tree has indicated that it will not provide the financing to build such a plant. There can be no assurance that the Company will be able to attract other financing in 2002, or at all, to attempt to construct a plant.

Although the management of Blue Star believes that a prototype plant will demonstrate the practicality and efficiency of Blue Star's natural gas refinement method, it is still in a developmental phase, and there can be no assurance that the two to five barrel per day plant under consideration, or any of Blue Star's technologies will prove commercially viable or feasible from an engineering perspective.

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

                        EMEX CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this report on Form 10-QSB are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report on Form 10-QSB and in the Company's report on Form 10-KSB for the period ended December 31, 2001.

The principal changes in the Company's financial condition from December 31, 2001, to the date of its June 30, 2002 balance sheet were an increase of $435,000 in assets (the Doyon option accounted for $225,000) and an increase of the Company's long term liabilities of $13,257,000 (partly offset by a decrease of $9,093,000 in current liabilities) due primarily to certain loans made to the Company by related parties and the renegotiation of certain debt to Thorn Tree, a related party, under the terms of the New Thorn Tree Note, pursuant to which a majority of the Company's current liabilities were converted into long term debt due June 4, 2007.

The Company's estimated revenues for the quarter ended June 30, 2002 are approximately $10,000, consisting entirely of revenues generated from exploration consulting activities by the Lands Division. The Company is a non-operating holder of working interests in certain oil and gas properties. For the corresponding quarter in 2001, the Company's revenues were $19,000, consisting entirely of its share of net revenues from these oil and gas working interests. Due to the acquisition of the principal operator of these properties by another entity, timely reporting to the Company of its share of net revenues from its working interests has been delayed, preventing a reasonable basis for accruing these revenues for the quarter ended June 30, 2002.

The operating loss from continuing operations reported by the Company for the quarter ended June 30, 2002 was $2,050,000 as compared to $2,400,000 for the corresponding period of the preceding fiscal year. The difference was due to decreases of $2,000 in lease operating expenses, $823,000 in exploration expenses (due to dropping properties from the Doyon Agreement which required less exploration), and $18,000 in depreciation, depletion and amortization (due to the disposal of fixed assets in regards to leasehold improvements on the New York office where the lease has been terminated), which were partly offset by increases of $136,000 in research and development expenses, and $69,000 in general administrative expenses (primarily due to increased consulting expenses evaluating corporate structure as well as subsidiary activities) as compared with such prior corresponding period. With respect to interest expense, the Company reported for the quarter ended June 30, 2002 an increase in interest expense of $211,000 as compared with the corresponding period of the preceding fiscal year. Notwithstanding the increase in general administrative, research, and development expenses, there was a decrease of $350,000 in net loss, as compared with the corresponding period of the preceding fiscal year. The increase in interest expense was due primarily to the obligation of the Company to pay interest on loans to the Company from shareholder affiliates, including Thorn Tree that were not outstanding during the corresponding period of the preceding fiscal year.

The operating loss from continuing operations reported by the Company for the quarter ended June 30, 2002 was $250,000 more than for the preceding quarter ending March 31, 2002. The difference was due to increases of $138,000 in exploration expense (there is more exploration activity in the second quarter due to more favorable weather conditions in Alaska) and $160,000 in general and administration expense (due to increased consulting expenses evaluating corporate structure and subsidiary activities, and an increase in corporate legal fees), which were partly offset by decreases of $4,000 in lease operating expense, $7,000 in research and development expense and $37,000 in depreciation, depletion and amortization expense, as compared with such corresponding period. However, with respect to interest expense, the Company reported for the quarter ended June 30, 2002 an increase in interest expense of $50,000 as compared with the corresponding period of the preceding quarter, notwithstanding the decreases in operating, research and development and depreciation, depletion and amortization expenses. There was an increase of $367,000 in overall expense, and a resulting increase of $367,000 in net loss, as compared with the corresponding period of the preceding quarter. The increase in interest expense was due primarily to the obligation of the Company to pay interest on loans to the Company from shareholder affiliates, including Thorn Tree, which loans were not outstanding during the preceding quarter.

The Company's total funding requirements for 2002 are expected to be approximately $6.9 million, which includes approximately $2.0 million for the Lands Division and $4.0 million for the Technologies Division. The Company does not anticipate generating material revenues in 2002. The Company plans to meet the remaining 2002 funding requirements by borrowing additional funds from Thorn Tree and/or seeking equity or debt financing from other investors or the public. As the Company has not entered into any financing agreements, other than the New Thorn Tree Note, with either Thorn Tree or other investors, there can be no assurance that the Company's efforts to obtain equity or additional debt financing from Thorn Tree, other investors, or the public will be successful. In addition, all of the Company's assets are already pledged as collateral to secure the New Thorn Tree Note pursuant to the terms of the General Security Agreement. If the Company does obtain financing, it may not be on favorable terms.

                        EMEX CORPORATION AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 1, 2002, after the end of the period covered by this report, but prior to the date upon which this report was prepared, the Company learned that the SEC is conducting a private, non-public, formal investigation of us.

ITEM 2. CHANGES IN SECURITIES; RECENT SALES OF UNREGISTERED SECURITIES

On June 4, 2002 the Company issued the Amended and Restated Secured Grid Note (the "New Thorn Tree Note"), payable to the order of Thorn Tree in the amount of $10,232,308.25 and bearing interest at a rate equal to the Prime Rate plus 4% per annum, which interest rate is subject to adjustment annually, and compounded monthly. The Company has pledged all of its assets as collateral to secure the New Thorn Tree Note. The New Thorn Tree Note was issued to amend and consolidate certain loans made by Thorn Tree to the Company prior to the date of the New Thorn Tree Note (see "Note 3 - Related Party Activity," above) and also includes a loan facility of up to an additional $5,000,000, which additional advances may be made by Thorn Tree to the Company at the discretion of Thorn Tree, to fund the Company's 2002 operating expenses. As of June 30, 2002, the aggregate principal amount outstanding under the New Thorn Tree Note, including all advances made pursuant to the $5,000,000 loan facility, was $11,269,861.04. The New Thorn Tree Note has a maturity date of June 4, 2007. The terms of the New Thorn Tree Note allow Thorn Tree to elect, in its sole discretion, to convert, at any time, some or all of the principal amount outstanding under the New Thorn Tree Note and any accrued interest thereon into shares of the Common Stock of the Company, at a price equal to $2.30 per share of Common Stock, subject to certain anti-dilution adjustments. The Company also issued to Thorn Tree, in connection with the New Thorn Tree Note, warrants to purchase 416,666 shares of Common Stock, at any time until June 4, 2007, at a price of $1.15 per share, subject to certain anti-dilution adjustments. Thorn Tree was granted the right to include the shares underlying the warrants in the Company's future registration statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) On February 22, 2002 we held a Special Meeting of Shareholders (the "Meeting"), the purposes of which were to elect directors and to approve of a proposed Employees' Incentive Stock Option Plan (the "Plan") for our employees and the employees of our subsidiaries.

(b) At the Meeting, we elected Noel J. Brown, James H. Feldhake, Walter W. Tyler, Jr. and Milton E. Stanson as directors. David H. Peipers and Vincent P. Iannazzo were not voted upon for reelection as directors at the Meeting as their terms of office had not expired. Frank J. Hagan, Jr. was initially nominated for re-election as a director, but declined to stand for re-election at the Meeting. Our shareholders, in place of Mr. Hagan, elected Walter W. Tyler as a director at the Meeting. There were a total of 24,856,489 shares of Common Stock represented in person or by proxy at the Meeting.

The tabulation of votes with respect to each nominee was as follows:

                                               % of                       % of
                                               Shares        Withhold     Shares
                                    For        Represented   Authority    Represented
                                    ---        -----------   ---------    -----------
Noel J. Brown                   24,828,202        99.89%       27,137         0.11%

James H. Feldhake               24,828,202        99.89%       27,137         0.11%

Walter W. Tyler                 23,916,296        96.22%            0            0%

Milton E. Stanson               24,824,266        99.87%       31,073         0.13%

Under our Articles of Incorporation, which provide for three classes of directors, the terms of Messrs. Peipers and Tyler will expire at the first annual meeting after the Meeting, the terms of Messrs. Iannazzo and Feldhake will expire at the second annual meeting after the Meeting; and the terms of Messrs. Brown and Stanson will expire at the third annual meeting after the Meeting, upon their successors being duly elected and qualified.

(c) The other matters voted on at the shareholders' meeting and the number of votes cast for, against or withheld as well as the number of abstentions are set forth as follows:

Approval of the Employees' Incentive Stock Option Plan (the "Plan") pursuant to which 1,000,000 shares of Common Stock are reserved for granting under the Plan. All of our employees or any employees of our subsidiaries are eligible to participate in the Plan. The Board of Directors plans to appoint a stock option committee with authority to recommend the granting of options to specific eligible employees with the final decisions as to whether to grant options being reserved to the Board of Directors. Each option granted under the Plan will not vest and may not be exercised until the expiration of three years after it is granted.

                       % of                          % of                         % of
                       Shares                       Shares                        Shares
            FOR     Represented      AGAINST     Represented       ABSTAIN     Represented
        ----------  -----------      -------     -----------       -------     -----------
        24,815,362     99.84%        37,139         0.15%          2,838          0.01%

                            ITEM 5. OTHER INFORMATION

On and effective April 19, 2002, Vincent P. Iannazzo resigned as a member of the board of directors of Emex Corporation.

On July 9 2002, after the end of the period covered by this report, but prior to the date upon which this report was prepared, we received a Nasdaq staff determination indicating that our listed securities would be delisted from the Nasdaq Small Cap Market. On July 17, 2002, our Common Stock was delisted from the Nasdaq Small Cap Market. Our securities must now be traded in the over the counter market, on an electronic bulletin board, by way of what are commonly referred to as the "pink sheets," or in privately negotiated transactions.

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

10.1 Amended and Restated Secured Grid Note dated June 4, 2002 issued by Emex Corporation in favor of Thorn Tree Resources LLC is incorporated by reference to Exhibit 2 to Amendment No. 3 filed June 12, 2002 to Schedule 13-D of Thorn Tree Resources LLC.

10.2 Amended and Restated General Security Agreement dated as of June 4, 2002 between Emex Corporation and Thorn Tree Resources LLC, is incorporated by reference to Exhibit 3 to Amendment No. 3 filed June 12, 2002 to Schedule 13-D of Thorn Tree Resources LLC.

10.3 Warrant Agreement dated June 4, 2002 between Emex Corporation and Thorn Tree Resources LLC, is incorporated by reference to Exhibit 4 to Amendment No. 3 filed June 12, 2002 to Schedule 13-D of Thorn Tree Resources LLC.

10.4 Doyon Exploration Option Agreement by and between the Company and Doyon Limited, effective as of January 1, 2002, filed herewith.

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EMEX CORPORATION
                                  (Registrant)

By: /s/ Walter W. Tyler (President and Chief Executive Officer)

    -----------------------------------------------------------
    Date:    August 19, 2002

By  /s/ Joy K. Moseley (Acting Treasurer and Chief Financial Officer)

    -----------------------------------------------------------
    Date:    August 19, 2002