Form 10QSB
period 2002-09-30
EMEX CORP
filed 2002-11-19
CIK 15678

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended Commission File

September 30, 2002 Number 0-5781

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

As of November 11, 2002 there were 25,739,929 shares of the Company's $.01 par value Common Stock issued and outstanding.

Transitional Small Business Disclosure format (check one):

                                 Yes |_| No |X|

                        EMEX CORPORATION AND SUBSIDIARIES

                                      Index

                                                                                   Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                                  1-3

          Consolidated Balance Sheets as of September 30, 2002 and
          December 31, 2001                                                        1

          Consolidated Statements of Operations and Comprehensive Loss
          for the three months and nine months ended September 30, 2002 and 2001   2

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2002 and 2001                                        3

          Notes to Consolidated Financial Statements                               4-6

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  7-8

     Item 4. Controls and Procedures                                               8

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                    9

     Item 5. Other Information                                                     9

     Item 6.  Exhibits and Reports on Form 8-K                                     9

     Signatures and Certifications                                                 10-12

                        EMEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                        2002            2001
                                                                        ----            ----
                                                                    (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash                                                          $    414,000    $    558,000
     Accounts receivable                                                 11,000          11,000
     Other current assets                                               258,000         263,000
                                                                   ------------    ------------
       Total current assets                                             683,000         832,000
                                                                   ------------    ------------

PROPERTY AND EQUIPMENT, net                                           1,772,000       2,806,000
                                                                   ------------    ------------

INVESTMENTS AND OTHER ASSETS
     Note receivable                                                       --            18,000
     Available for sale investments                                       7,000          10,000
     Goodwill, net                                                      305,000         334,000
     Other assets                                                        15,000          39,000
                                                                   ------------    ------------
                                                                        327,000         401,000
                                                                   ------------    ------------
                                                                   $  2,782,000    $  4,039,000
                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                 $    103,000    $    146,000
     Notes payable - related party                                         --         9,017,000
     Capital lease obligation                                            30,000          28,000
     Accounts payable                                                   588,000         609,000
     Accrued liabilities                                                 79,000         123,000
                                                                   ------------    ------------
       Total current liabilities                                        800,000       9,923,000
                                                                   ------------    ------------

LONG TERM DEBT
     Notes payable - related party                                   15,676,000            --
     Capital lease obligation                                            14,000          35,000
                                                                   ------------    ------------
                                                                     15,690,000          35,000
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                          --              --

SHAREHOLDERS' EQUITY
  Capital stock:
     Preferred stock, $.01 par value, 997,000 shares
        authorized , no shares issued                                      --              --
     Common stock, $.01 par value, 50,000,000 shares authorized,
        25,739,929 and 25,111,590 shares issued and outstanding
        in 2002 and 2001 respectively                                   257,000         251,000
     Capital in excess of par value of common stock                  31,307,000      29,377,000
     Accumulated other comprehensive loss                               (67,000)        (64,000)
     Accumulated deficit                                            (45,205,000)    (35,483,000)
                                                                   ------------    ------------
                                                                    (13,708,000)     (5,919,000)
                                                                   ------------    ------------
                                                                   $  2,782,000    $  4,039,000
                                                                   ============    ============

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                     Three Months ended             Nine Months ended
                                                     ------------------             -----------------
                                                       September 30,                  September 30,
                                                       -------------                  -------------
                                                   2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------

Operating revenue:
    Oil and gas sales                          $       --      $     17,000    $      2,000    $     68,000
    Consulting fees                                    --              --              --             5,000
    Exploration                                        --              --            10,000            --
                                               ------------    ------------    ------------    ------------
                                                       --            17,000          12,000          73,000
                                               ------------    ------------    ------------    ------------

Operating expenses:
    Lease operating                                   4,000          13,000          20,000          35,000
    Exploration                                   1,904,000       1,565,000       2,596,000       3,232,000
    Research and development                        557,000         288,000       1,400,000         907,000
    Depreciation, depletion and amortization         78,000          69,000         213,000         195,000
    General and administrative                    1,197,000         579,000       2,742,000       2,085,000
                                               ------------    ------------    ------------    ------------
                                                  3,740,000       2,514,000       6,971,000       6,454,000
                                               ------------    ------------    ------------    ------------

Operating loss from continuing operations        (3,740,000)     (2,497,000)     (6,959,000)     (6,381,000)
Other income (expense):
    Other Income                                       --              --            15,000            --
    Interest income                                   1,000            --             1,000          15,000
    Interest expense                               (312,000)       (103,000)       (766,000)       (174,000)
    Loss on disposal of assets                       (7,000)           --           (77,000)           --
                                               ------------    ------------    ------------    ------------
Loss from continuing operations before taxes     (4,058,000)     (2,600,000)     (7,786,000)     (6,540,000)

Provision for taxes:
    Current                                            --              --              --              --
                                               ------------    ------------    ------------    ------------

Net loss                                       $ (4,058,000)   $ (2,600,000)   $ (7,786,000)   $ (6,540,000)
                                               ============    ============    ============    ============

Earnings per share:
Weighted average number of
    common shares outstanding                    25,739,929      25,739,929      25,739,929      25,739,929

Basic and diluted loss                         $      (0.16)   $      (0.10)   $      (0.30)   $      (0.25)
                                               ============    ============    ============    ============

Comprehensive loss
Net loss                                       $ (4,058,000)   $ (2,600,000)   $ (7,786,000)   $ (6,540,000)
Other comprehensive income/(loss):
    Unrealized gain/(loss) on
       available-for-sale securities                  1,000         (18,000)         (3,000)        (49,000)
    Change in currency translation                   (3,000)         (3,000)           --            (4,000)
                                               ------------    ------------    ------------    ------------

Comprehensive loss                             $ (4,060,000)   $ (2,621,000)   $ (7,789,000)   $ (6,593,000)
                                               ============    ============    ============    ============

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (unaudited)

                                                                      2002           2001
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(7,786,000)   $(6,540,000)

      Add: Depreciation and depletion and amortization                213,000        195,000
           Loss on disposal of fixed assets                            77,000           --
           Impairment and/or abandonment of unproved
                properties                                          1,475,000           --
           Accrued interest                                           754,000        150,000
           Bad Debt - Notes Receivable                                 12,000           --

      Changes in assets and liabilities:
           Accounts receivable                                           --          (35,000)
           Other current assets                                         5,000        (79,000)
           Other assets                                                13,000         98,000
           Accounts payable                                           (21,000)       910,000
           Accrued liabilities                                        (45,000)       (33,000)
                                                                  -----------    -----------
         Cash used in operating activities                         (5,303,000)    (5,334,000)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of fixed assets                                       9,000           --
      Land Investment                                                (711,000)      (995,000)
      Collection of notes receivable                                   17,000           --
                                                                  -----------    -----------
         Cash used in investing activities                           (685,000)      (995,000)
                                                                  -----------    -----------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Notes payable                                                 5,862,000      4,139,000
      Capital lease payments                                          (18,000)       (13,000)
                                                                  -----------    -----------
         Cash provided by financing activities                      5,844,000      4,126,000
                                                                  -----------    -----------

NET INCREASE (DECREASE)  IN CASH                                     (144,000)    (2,203,000)

CASH AT BEGINNING OF YEAR                                             558,000      2,279,000
                                                                  -----------    -----------

CASH AT END OF PERIOD                                             $   414,000    $    76,000
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                                  $    12,000    $    24,000
        Income taxes                                                     --             --

      Schedule of Noncash Investing and Financing Transactions:
        Stock dividend                                              1,935,000           --

        Marketable securites received in payment of
             account receivable                                          --           53,000

        Marketable securities received in payment for
             option                                                      --            5,000

                 See notes to consolidated financial statements

                        EMEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS

The accompanying financial statements are unaudited and have been presented by us and our subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2001 Annual Report on Form 10KSB pages F-1 to F-25. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Our business is carried on principally through two divisions: the Lands Division, which is engaged primarily, through subsidiaries, in exploration for gold and other metal and mineral resources in Alaska; and the Technologies Division, which is primarily engaged, through a subsidiary, in the research of environmentally friendly technologies related to the conversion of natural gas into liquid fuels and other products. In addition, we continue to hold working interests in several oil and gas properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

Mineral Exploration

Through our Lands Division, we explore for minerals. In general, we generate little or no revenue from exploration. Rather, we spend significant amounts of cash to explore our properties for mineralization. Because of our limited financial resources, we attempt to generate revenues by selling our exploration properties or partnering with others to develop our properties. The exploration revenue of $10,000 reported on the operating statement is a joint venture payment from AngloGold.

Because the Lands Division remains in the exploration phase, the Lands Division has not produced any revenues from mineral production since inception and there is no expectation that we will generate any revenues from mineral production during the next twelve months, if ever.

Our operations may be significantly affected by our inability to fund exploration and many other factors including the market price of gold and other metals. Gold and other metals prices can fluctuate widely and are affected by numerous factors that are beyond our control. A sustained period of low gold and/or other metals prices could have a material adverse effect on our financial position, results of operations and our ability to raise additional financing.

Energy Technology

Through our Technologies Division, we research new approaches and technologies for natural gas utilization. Since inception, our Technologies Division has not generated any revenues and we have no expectation that it will generate revenue during the next twelve months, if ever.

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

Concentration of Credit Risk

Cash accounts at banks are insured by the FDIC for up to $100,000. Bank account statements indicate that amounts in excess of insured limits were approximately $249,000 as of September 30, 2002.

NOTE 3 - RELATED PARTY ACTIVITY

As of September 30, 2002, we owed Thorn Tree Resources LLC ("Thorn Tree"), a major shareholder of ours, a principal amount totaling $13,297,796.19 in connection with and pursuant to the terms of that certain Amended and Restated Grid Accretion Note by and between us and Thorn Tree, dated June 4, 2002 (the "New Thorn Tree Note"), which New Thorn Tree Note consolidated all amounts due and owing from us to Thorn Tree under: (i) the terms of the loans made by Thorn Tree to us from April to June 2001 in the principal amount of $1,085,040.00, plus accrued interest to the date of the New Thorn Tree Note in the amount of $74,392.19; (ii) the Secured Grid Note dated as of October 17, 2001 in the principal amount of $6,000,000.00, plus accrued interest to the date of the New Thorn Tree Note in the amount of $361,036.77; (iii) the Secured Grid Note dated as of January 23, 2002 in the principal amount of $628,000.00, plus accrued interest to the date of the New Thorn Tree Note in the amount of $16,634.82;
(iv) the Secured Grid Note dated as of February 11, 2002 in the principal amount of $2,034,100.00, plus accrued interest to the date of the New Thorn Tree Note in the amount of $39,255.18; and (v) the Secured Note dated as of May 1, 2002 in the principal amount of $600,000.00, together with certain additional discretionary advances, into a single note. The principal amount outstanding under the New Thorn Tree Note, which amount may increase from time to time in accordance with the terms of the New Thorn Tree Note and any additional advances made thereunder, accrues interest at a rate of the prime rate plus 4% per annum (adjusted annually), which interest and principal are compounded monthly. The New Thorn Tree Note becomes due and payable on June 4, 2007. The New Thorn Tree Note contains a loan facility under which we may borrow up to $5,000,000, at the discretion of Thorn Tree, to continue as a going concern and meet our 2002 budgeted funding requirements. As of September 30, 2002, we had borrowed $3,609,810.74 under the $5,000,000 loan facility. To continue as a going concern beyond 2002, or in the event operating and other costs exceed budget, we must borrow additional funds from Thorn Tree and/or seek equity or debt financing from other sources, including private investors or the public. We have not entered into any agreements with Thorn Tree or others for additional funds.

The New Thorn Tree Note is secured by all of our assets pursuant to a General Security Agreement dated June 4, 2002 (the "General Security Agreement"). The General Security Agreement includes provisions defining defaults under our other agreements as defaults under the General Security Agreement that could allow Thorn Tree to foreclose on our assets. The terms of the New Thorn Tree Note provide that we will not, among other things, perform the following actions without the consent of Thorn Tree: (i) liquidate or dissolve; (ii) sell, transfer, lease or otherwise dispose of its assets and properties or grant options, warrants or other rights with respect to its property or assets, with certain exceptions; (iii) purchase, redeem or retire, or make any dividend or distribution on account of any of our equity and/or debt securities; (iv) create, incur, assume or suffer to exist any indebtedness, with certain exceptions; (v) create, incur, assume or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien, preference, priority or preferential arrangement on our property, revenues or assets, with certain exceptions; (vi) purchase, own, invest in or acquire any stock or other securities, with certain exceptions; (vii) enter into any transaction with any person or entity affiliated with us where the transaction is valued in excess of $50,000; and (viii) issue any of our securities, with certain exceptions. The outstanding balance under the New Thorn Tree Note may not be prepaid at any time by us without penalty. The terms of the New Thorn Tree Note allow Thorn Tree to elect, in its sole discretion, to convert, at any time, some or all of the principal amount outstanding under the New Thorn Tree Note, and any accrued interest thereon, into shares of our Common Stock at a price equal to $2.30 per share, subject to certain anti-dilution adjustments. We also issued to Thorn Tree, in connection with the New Thorn Tree Note, warrants to purchase 416,666 shares of our Common

Stock at any time until June 4, 2007, at a purchase price of $1.15 per share, subject to certain anti-dilution adjustments. Thorn Tree was granted the right to include the shares underlying the warrants in our future registration statements.

As of September 30, 2002, we had the following total indebtedness to Thorn Tree and other related parties: $15,675,534.00.

NOTE 4 - OTHER INFORMATION

Lands Division

      The Lands Division, through our subsidiaries North Star Exploration, Inc., North Star Zeus, Inc. and North Star Platinum (collectively referred to as "North Star") explores for mineral deposits in the United States, primarily in Alaska. The mineral exploration business is extremely speculative and costly. The risks involved in our business are extensive and many are beyond our control. We lack the financial resources necessary to continue to conduct our own exploration activities. Our outside lender has notified us that it has no present intent to loan us funds to continue to conduct exploration activities on our mineral properties. Companies of our size generally attempt to enter into joint ventures or other sharing arrangements with larger better-capitalized companies in order to spread the risks involved in mineral exploration. Such larger companies must be convinced that the potential for a mineralized discovery is outweighed by the costs and risks associated with the project. To date, we have had very little joint venture interest in our projects.

      For example, this summer we conducted exploration work, including a drilling program, on several targets on our Doyon properties. In general, the results were not sufficiently positive to warrant further major exploration expenditures. We are required, in order to retain the Doyon lands, to conduct a significant amount of exploration, which we are unable to fund with our existing financial resources. If we cannot attract other partners, or otherwise attract funding to conduct our operation, we will forfeit our rights to explore the Doyon lands.

      Some of our other projects in Alaska may be more promising. However, we cannot fund their exploration. If we fail to attract a partner or an investor to fund the exploration efforts on our properties, we will lose the rights to explore these lands and we will not obtain a recovery of the funds we have spent to date on their exploration.

      Without funding we may be forced to liquidate or abandon all of our mineral properties. We have hired a financial advisor to review our mineral land portfolio and advise us on the strategic options available to North Star, including a sale to a strategic or financial investor, merger with or into another company, or a total or partial sale of our mineral assets. We cannot assess the likelihood of finding and executing an appropriate strategy for the Company at this time. It is possible that our properties will not merit consideration for any transaction. Even if our properties merit consideration, all of our properties are pledged to our existing lender, which lender must consent to any transaction.

      In September 2002, Teck Cominco American Incorporated quitclaimed their Sun/Hot State of Alaska mining claims located in the Ambler District in Alaska to North Star.

Technologies Division

The Technologies Division, through Blue Star Sustainable Technologies Corporation ("Blue Star"), our 95%-owned subsidiary, has determined to focus its available resources during the remainder of 2002 on completing and testing a demonstration or prototype plant for an approximate production of two barrels per day of clean diesel fuel. Our existing lender has indicated that it may not provide the financing necessary to continue Blue Star's research or the testing of our demonstration plant. With the aid of an outside consultant, we are evaluating our options, including the possibility of obtaining outside funding, which we have been searching for since June, 2002, without success to date. We cannot assure you that we will be able to attract other financing for our technology. All of our technology is pledged to secure the repayment of our existing loans. If we fail to obtain funding, we may never recover our investment in the development of the Blue Star technologies, and we may lose our technology.

Although the management of Blue Star believes that its prototype or demonstration plant will demonstrate Blue Star's concept of natural gas refinement, it has yet to enter its initial testing, and there can be no assurance that this demonstration plant will successfully complete its testing. It is reasonably foreseeable that we may not have the funding necessary to complete the testing of our demonstration plant.

Environmental Compliance

Our management believes that it is in compliance with environmental laws and regulations as currently enacted. We believe that we have filed all necessary permits to fulfill current environmental compliance requirements. However, the exact nature of environmental compliance, which we may be exposed to in the future, cannot be predicted. This is primarily due to the increasing number, complexity and changing character of environmental requirements that may be enacted by federal and state authorities. Provisions for reclamation will be made when mining begins.

                        EMEX CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this report on Form 10-QSB are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this report on Form 10-QSB.

The principal changes in our financial condition from December 31, 2001 to the date of our September 30, 2002 balance sheet were an increase of $218,000 in assets and an increase of our long term liabilities of $15,655,000 (partly offset by a decrease of $9,123,000 in current liabilities) due primarily to certain loans made to us by related parties and the renegotiation of certain debt to Thorn Tree, a related party, under the terms of the New Thorn Tree Note, pursuant to which a majority of our current liabilities were converted into long term debt due June 4, 2007.

Our estimated revenues for the quarter ended September 30, 2002 are zero. We are a non-operating holder of working interests in certain oil and gas properties. For the corresponding quarter in 2001, our revenues were $17,000, consisting entirely of our share of net revenues from these oil and gas working interests. Due to the acquisition of the principal operator of these properties by another entity, timely reporting to us of our share of net revenues from our working interests has been delayed, preventing a reasonable basis for accruing these revenues for the quarter ended September 30, 2002.

The operating loss from continuing operations reported by us for the quarter ended September 30, 2002 was $4,058,000 as compared to $2,600,000 for the corresponding period of the preceding fiscal year. The difference was due to decreases of $9,000 in lease operating expenses, which were partly offset by increases of $9,000 in depreciation, depletion and amortization, $339,000 in exploration due to an impairment of the Doyon Option properties, $269,000 in research and development expenses, and $618,000 in general administrative expenses (primarily due to increased consulting expenses evaluating corporate structure as well as subsidiary activities) as compared with such prior corresponding period. With respect to interest expense, we reported for the quarter ended September 30, 2002 an increase in interest expense of $209,000 as compared with the corresponding period of the preceding fiscal year. The increase in interest expense was due primarily to our obligation to pay interest on loans from shareholder affiliates, including Thorn Tree that were not outstanding during the corresponding period of the preceding fiscal year.

The operating loss from continuing operations reported by us for the quarter ended September 30, 2002 was $2,008,000 more than for the preceding quarter ending June 30, 2002. The difference was due to increases of $1,489,000 in exploration expense, $139,000 in research & development expense, $29,000 in depreciation, depletion and amortization expense and $343,000 in general and administration expense (due to increased consulting expenses evaluating corporate structure and subsidiary activities, and an increase in corporate legal fees), which were partly offset by a decrease of $2,000 in lease operating expense, as compared with such corresponding period. However, with respect to interest expense, we reported for the quarter ended September 30, 2002 an increase in interest expense of $60,000 as compared with the corresponding period of the preceding quarter. There was an increase of $1,999,000 in overall expense and a resulting increase of $2,008,000 in net loss, as compared with the corresponding period of the preceding quarter. The increase in interest expense was due primarily to our obligation to pay interest on loans from shareholder affiliates, including Thorn Tree, which loans were not outstanding during the preceding quarter.

Our total funding requirements for 2002 are expected to be approximately $6.9 million, which includes approximately $2.0 million for the Lands Division and $4.0 million for the Technologies Division. We do not anticipate generating material revenues in 2002. We plan to meet the remaining 2002 funding requirements by borrowing additional funds from Thorn Tree and/or seeking equity or debt financing from other investors or the public. We have not entered into any financing agreements, other than the New Thorn Tree Note, with either Thorn Tree or other investors, and we can give no assurance that our efforts to obtain equity or additional debt financing from Thorn Tree, other investors, or the public will be successful. Thorn Tree has indicated that it may not make additional loans to us beyond 2002. We are evaluating our options and have hired financial advisors to assist us in attempting to solve our financial needs, but there can be no assurance that our efforts to obtain equity or debt financing from any sources, including our existing lenders, private investors or the public, will be successful. If we are successful in obtaining financing, it may not be on favorable terms and it may not be in amounts necessary to conduct full-scale operations. Any additional financing will require the consent of Thorn Tree, our existing lender. Operations in 2003 are likely to continue, if at all, on a reduced scale, and we are developing a plan to reduce operating expenses significantly. If we are unsuccessful in raising any funds, we may be forced to discontinue operations.

All of our assets are pledged as collateral to secure the New Thorn Tree Note pursuant to the terms of the General Security Agreement.

                        ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

                        EMEX CORPORATION AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 4, 2001, June 7, 2001 and July 11, 2001 three purported class actions were filed in the United States District Court for the Southern District of New York against the Company, and on October 30, 2001, one purported class action against the Company, Walter W. Tyler, Milton E. Stanson, Vincent P. Iannazzo, David H. Peipers, Universal Equities Consolidated, LLC and Thorn Tree Resources LLC. The four actions were consolidated into a single action. On November 2, 2001, a consolidated amended complaint was filed. The complaint alleges generally that we and the individual defendants manipulated the market of our stock by making materially false statements in press releases during April and May of 2001 concerning project financing for the construction of a 2500 barrel per day natural gas conversion plant for Blue Star. More specifically, the complaint alleged that the press release overstated the role of Credit Suisse First Boston Corporation in the potential project financing and was therefore false and misleading.

We filed a motion to dismiss all of the claims on behalf of all the defendants on December 17, 2001. On September 17, 2002, the Court denied our motion to dismiss on all matters as they related to us and the individual defendants. However, the court dismissed the controlling person claims against the entities of Stanson & Iannazzo, Universal Equities Consolidated, LLC and Thorn Tree Resources LLC. Messrs. Tyler, Peipers, Stanson and Iannazzo remain in the case as individual defendants. The Company and the remaining defendants filed an answer on November 8, 2002.

On July 1, 2002, the SEC issued a formal order of investigation that made formal the informal investigation that commenced in the summer of 2001. The investigation relates to the statements we have made since November 2000 in our press releases, public statements and current and periodic reports concerning our actual or potential products, contracts or business prospects. We are cooperating fully with the SEC.

ITEM 5. OTHER INFORMATION

During the quarter, the NASDAQ de-listed our stock.

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

                                EMEX CORPORATION
                                  (Registrant)


By: /s/ Walter W. Tyler (President and Chief Executive Officer)
   -----------------------------------------------------------------
    Date: November 19, 2002


By /s/ Joy K. Moseley (Acting Treasurer and Chief Financial Officer)
   -----------------------------------------------------------------
   Date: November 19, 2002

                                 CERTIFICATIONS

I, Walter W. Tyler, President and Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Emex
Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's signing officers and I:

      a) are responsible for establishing and maintaining internal controls;

      b) have designed such internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

      c) have evaluated the effectiveness of the issuer's internal controls as of a date within 90 days prior to the report; and

      d) have presented in the report their conclusions about the effectiveness of their internal controls based on their evaluation as of that date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
     --------------------------------

/s/ Walter W. Tyler
-------------------------------------
Walter W. Tyler
President and Chief Executive Officer

I, Joy K. Moseley, Acting Treasurer and Chief Financial Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Emex
Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's signing officers and I:

      a) are responsible for establishing and maintaining internal controls;

      b) have designed such internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

      c) have evaluated the effectiveness of the issuer's internal controls as of a date within 90 days prior to the report; and

      d) have presented in the report their conclusions about the effectiveness of their internal controls based on their evaluation as of that date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
     ---------------------------------------


/s/ Joy K. Moseley
--------------------------------------------
Joy K. Moseley
Acting Treasurer and Chief Financial Officer